Form 10-Q
period 2021-03-31
Esports Technologies, Inc.
filed 2021-05-17
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number: 001-40334

Esports Technologies, Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Nevada	85-3201309
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

720 South 7th Street, 3rd Floor, Las Vegas, NV	89101
(Address of Principal Executive Offices)	(Zip Code)

(702) 481-1779

(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EBET	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 13,048,769 shares of common stock outstanding at May 17, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ability to introduce new enhancements to our website on the timeline we have indicated;
•	our ability to obtain additional funding to develop additional services and offerings;
•	compliance with obligations under intellectual property licenses with third parties;
•	market acceptance of our new offerings;
•	competition from existing online offerings or new offerings that may emerge;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	our ability to adequately support future growth; and
•	our ability to attract and retain key personnel to manage our business effectively.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

2

Esports Technologies, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2021	2020

ASSETS
Current assets:
Cash	$2,269,615	$–
Accounts receivable, net	–	33,839
Deferred financing costs	125,900	50,000
Other current assets	37,294	–
Prepaid expenses	53,926	–

Total current assets	2,486,735	83,839

Long term assets:
Software and equipment, net	135,805	–
Intangible assets - cryptocurrency	8,781	44,562
Intangible assets - domain names, net	2,239,606	2,239,606
Other long-term assets	133,770	–

Total assets	$5,004,697	$2,368,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$468,832	$55,760
Accounts payable, related party	155,228	152,888
Liabilities to users	41,850	8,809
Total current liabilities	665,910	217,457

Convertible notes payable, net of discount	776,489	116,667
Other long term liabilities, net of discount	442,680	422,409

Total liabilities	1,885,079	756,533

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	–	–
Common stock; $0.001 par value, 100,000,000 shares authorized, 10,648,769 and 7,340,421 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	10,649	7,340
Additional paid-in capital	9,684,886	3,053,660
Accumulated deficit	(6,575,917)	(1,449,526)
Total stockholders’ equity	3,119,618	1,611,474

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,004,697	$2,368,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenue	$33,834	$40,750	$44,628	$77,878
Cost of revenue	(12,465)	(27,002)	(24,724)	(52,167)

Gross profit (loss)	21,369	13,748	19,904	25,711

Operating expenses:
Sales and marketing expenses	234,691	–	273,944	–
Product and technology expenses	603,445	–	1,109,380	15,635
General and administrative expenses	1,189,410	8,675	2,783,121	28,431
Total operating expenses	2,027,546	8,675	4,166,445	44,066

Income (loss) from operations	(2,006,177)	5,073	(4,146,541)	(18,355)

Other expenses:
Interest expense	(367,214)	–	(967,620)	–
Foreign currency loss	(2,269)	–	(12,230)	–
Total other expense	(369,483)	–	(979,850)	–

Income (loss) before provision for income taxes	(2,375,660)	5,073	(5,126,391)	(18,355)
Provision for income taxes	–	–	–	–

Net income (loss)	$(2,375,660)	$5,073	$(5,126,391)	$(18,355)

Net income (loss) per common share – basic and diluted	$(0.22)	$0.00	$(0.52)	$(0.00)

Weighted average common shares outstanding – basic and diluted	10,587,654	7,340,421	9,878,185	7,340,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at September 30, 2019	7,340,421	$7,340	$953,660	$(876,271)	$84,729

Net loss	–	–	–	(23,429)	(23,429)

Balance at December 31, 2019	7,340,421	7,340	953,660	(899,700)	61,300

Net income	–	–	–	5,073	5,073

Balance at March 31, 2020	7,340,421	$7,340	$953,660	$(894,627)	$66,373

Balance at September 30, 2020	7,340,421	$7,340	$3,053,660	$(1,449,526)	$1,611,474

Shares issued for cash, net	2,000,000	2,000	3,646,071	–	3,648,071

Stock-based compensation	683,334	683	1,321,343	–	1,322,026

Shares issued due to conversion of notes payable	375,000	375	187,125	–	187,500

Stock warrants issued for asset acquisition	–	–	57,252	–	57,252

Net loss	–	–	–	(2,750,731)	(2,750,731)

Balance at December 31, 2020	10,398,755	10,398	8,265,451	(4,200,257)	4,075,592

Shares and warrants issued for cash, net	250,014	251	719,435	–	719,686

Stock-based compensation	–	–	700,000	–	700,000

Net loss	–	–	–	(2,375,660)	(2,375,660)

Balance at March 31, 2021	10,648,769	$10,649	$9,684,886	$(6,575,917)	$3,119,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 and 2020

(Unaudited)

	For the Six Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(5,126,391)	$(18,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	867,593	–
Depreciation expense	12,346	–
Stock-based compensation	2,022,026	–
Bad debt expense	50,932	–
Gain on cryptocurrency settlement	(35,140)	(2,428)
Changes in operating assets and liabilities:
Accounts receivable	(35,251)	(76,755)
Prepaid expenses	(53,926)	–
Accounts payable and accrued liabilities	502,268	73,192
Accounts payable - related parties	2,340	–
Other assets	(37,294)	–
Deferred revenue	(75,900)	–
Liabilities to users	32,924	2,783
Net cash used in operating activities	(1,873,473)	(21,563)

Cash flow from investing activities:
Purchase of software and equipment	(90,899)	–
Purchase of other long term assets	(133,770)	–
Net cash used by investing activities	(224,669)	–

Cash flow from financing activities:
Proceeds from equity issuance, net of costs of capital	4,367,757	–
Net cash provided by financing activities	4,367,757	–

NET CHANGE IN CASH	2,269,615	(21,563)
CASH AT BEGINNING OF PERIOD	–	67,717
CASH AT END OF PERIOD	$2,269,615	$46,154

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Stock warrant issued for asset acquisition	$19,179	$–
Stock issued for conversion of notes payable	$187,500	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization

Esports Technologies, Inc. (“Esports Tech”) was formed on September 24, 2020 as a Nevada corporation. Esports Tech is a technology company creating and operating platforms focused on esports and competitive gaming. The Company operates under a Curacao gaming sublicense and can provide online betting services to various countries around the world. The majority of the Company’s customers are based in the Philippines. The Company’s consolidated financial statements include its accounts and the accounts of its 100% owned subsidiaries, namely Global E-Sports Entertainment Group, LLC (“Global E-Sports”), ESEG Limited (“ESEG”) and Gogawi Entertainment Group (“Gogawi”) (collectively referred to as the “Company,” “we,” “our,” or “us”). Global E-Sports, a Nevada limited liability company, was incorporated in Nevada on June 28, 2016. ESEG, a Belize company was incorporated on October 31, 2016. Gogawi, a Cypress company was incorporated on December 8, 2018 and has always been a wholly owned subsidiary of ESEG. On December 8, 2020, the Company incorporated Esportsbook Technologies Limited (“Esportsbook”) in Ireland as a wholly-owned subsidiary of Esports Tech. All amounts included in this Form 10-Q are expressed in U.S. Dollars, unless otherwise noted.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and generated negative cash flows from operations since inception. In April 2021, the Company completed its Initial Public Offering (“IPO”) and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. See note 9 for further information.

Impact of COVID-19

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, has severely impacted the U.S. and world economies. Economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for the Company’s products and the Company’s operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s online betting products; and (ii) increasing contraction in the capital markets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying unaudited financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the final results that may be expected for the year ended September 30, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2020 included in our Form S-1 filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Intangible Assets

Cryptocurrencies

There is currently no specific guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Cryptocurrencies held are accounted for as an indefinite-lived intangible asset under ASC 350, Intangible – Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The Company uses its cryptocurrencies to pay vendors and users. The Company also receives payments on its receivables and player deposits in cryptocurrency. Gains and losses realized upon settlement of cryptocurrencies are also recorded in general and administrative expense in our consolidated statements of operations.

Other Intangible Assets

The Company’s other intangible asset consist of internet domain names, which are an indefinite-lived intangible. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Liabilities to Users

The Company records liabilities for user account balances at a given reporting period based on deposits made by players either to the Company or the sales affiliate, less any losses on wagers and payout made to players. Liabilities to users amounts are not required to be backed by cash reserves of the Company.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on October 1, 2018 using the modified retrospective method. ASC Topic 606 requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC Topic 606 had no impact to the Company’s comparative consolidated financial statements. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

No single customer exceeded more than 10% of revenue during the three and six months ended March 31, 2021 and 2020. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

Performance Obligations

The Company operates an online betting platform allowing users to place wagers on a variety of live sporting events and esports events. Each wager placed by users create a single performance obligation for the Company to administer each event wagered. Gross gaming revenue is the aggregate of gaming wins and losses based on results of each event that customers wager bets on. Variable commission fees are paid to sales affiliates based on a percentage of revenue generated from the affiliate. The commissions rebated to affiliates are recorded as a reduction to gross gaming revenue.

Cost of Revenue

Cost of revenue consists of third-party costs associated with the betting software platform and amortization of capitalized software costs.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 3 – LONG-LIVED ASSETS

Software and equipment

The Company’s software and equipment consisted of the following as of March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
Software	$148,151	$–
Total software and equipment	148,151	–
Accumulated depreciation	(12,346)	–
Software and equipment, net	$135,805	$–

On November 5, 2020, the Company entered into an asset purchase agreement with a third party to acquire certain proprietary technology data. The Company made a cash payment of $61,425 and granted warrants to purchase 32,000 shares of common stock at an exercise price of $0.25 per share for a period of five years. The fair value of the warrants was estimated to be $57,252 as of the grant date. The total consideration paid of $118,677 is included as part of software costs within property and equipment on the Company’s consolidated balance sheet. The Company also entered into an employment agreement with the seller, effective November 1, 2020. The employee will be compensated at a rate of $110,000 per year and will receive a common stock award of 100,000 shares, which vest annually over four years.

The software costs above relate to acquired components of the Company’s new platform which is being depreciated over an expected useful life of two years.

Intangible Assets

On September 1, 2020, the Company’s wholly-owned subsidiary, ESEG, entered into domain purchase agreements to acquire the rights to certain domain names from third parties. The cost to acquire the domain names was $2,239,606, based on the estimated fair value of the consideration transferred to the sellers. ESEG issued notes payable with a combined principal amount of $2,100,000, which were to mature on March 1, 2022, bearing interest at 10%. These notes were exchanged for notes of the Company in September 2020. The Company also agreed to pay a total of $675,000 on September 1, 2025, with no interest. The Company estimated discount of these liabilities totaling $535,394 at the date of the transaction, to be amortized over the maturity period of the liabilities. The domain names were recorded as an intangible asset with an indefinite useful life. The Company’s management evaluated the domain names at September 30, 2020 and determined no impairment was necessary.

The following table presents the activities of the Company’s cryptocurrency holdings for the three and six months ended March 31, 2021:

Cryptocurrency at September 30, 2020	$44,562
Additions of cryptocurrency	18,276
Payments of cryptocurrency	(89,197)
Gain on cryptocurrency	35,140
Cryptocurrency at March 31, 2021	$8,781

Additions of cryptocurrency during the six months ended March 31, 2021 represent settlement of outstanding accounts receivable of $18,158 and net deposits from players of $118. Payments of cryptocurrency during the six months ended March 31, 2021 included payments of accounts payable and accrued expenses of $89,197. Use of cryptocurrency to settle receivables and payables during the period are reflected as a component of changes in operating assets and liabilities in the consolidated statement of cash flows.

Other Long-Term Assets

On October 1, 2020, the Company entered into an option agreement which gives the Company the right to acquire a license for proprietary technology related to online betting. The Company paid $133,770 upon execution of the option agreement, and in the event the option is exercised and the license agreement is executed, the Company will pay an additional £200,000 (or approximately $270,000 as of March 31, 2021) in cash and issue 65,000 shares of common stock. The option was to initially expire on May 1, 2021, and was extended until May 6, 2021. The option was exercised on or about May 3, 2021. The Company recorded an other long-term asset of $133,770 related to the initial payment.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND OTHER LONG-TERM LIABILITIES

On September 1, 2020, ESEG entered into three promissory notes, with a combined principal amount of $2,100,000. The notes bore interest at the rate of 10% per annum and matured on March 1, 2022. The Company also agreed to pay two of the lenders a total of $675,000 on September 1, 2025, bearing no interest. The Company estimated total debt discount of these liabilities to be $535,394 at the date of the transaction, of which $279,516 related to the promissory notes payable, and $255,878 related to the other long-term liabilities. The discounts will be amortized over the maturity period of each liability. As of March 31, 2021 and September 30, 2020, the carrying amount of the other long-term liabilities was $442,680 and $422,409, respectively, which is net of the remaining discount totaling $232,320 and $252,591, respectively. The carrying amount of the convertible notes payable and associated discount is further discussed below.

On September 26, 2020, the Company assumed the notes payable with principal of $2,100,000 from ESEG. In connection with this assumption, Esports Tech issued each of the lenders a conversion option at a fixed price of $0.50 per share and issued 2,015,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.30 per share, each with a term of five years. The convertible notes bear interest at 10% per annum and mature on March 1, 2022. The holder may convert the note into shares of common stock at any time throughout the maturity date, to the extent and provided that no holder of the notes was or will be permitted to convert such notes so long as it or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The Company determined that the assignment of the notes payable by the subsidiary to the parent company was an extinguishment of the original notes payable due to the addition of a substantive conversion feature, and the Company recognized a loss on extinguishment of $265,779 during the year ended September 30, 2020.

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable.

During the three months ended December 31, 2020, a total of $187,500 of principal was converted into 375,000 shares of common stock. As of March 31, 2021, the balance due under these notes, net of unamortized discount of $1,136,012, is $776,488, with accrued interest of $116,774. During the six months ended March 21, 2021, the Company recorded a charge of $867,593 in the accompanying consolidated statement of operations from the amortization of its debt discount.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

During the three months ended December 31, 2020, the Company received gross cash proceeds of $4,000,000 in exchange for 2,000,000 shares of common stock. In conjunction with this fundraising, broker commission and expenses of $351,929 were paid and 173,625 common stock warrants with an exercise price of $2.00 and a five-year term were issued. The fair value of the warrants issued in connection with the financing was estimated to be $228,500 as discussed below.

In January 2021, the Company sold 250,014 shares of common stock to investors for $3 per share, receiving gross proceeds of $750,042. The company paid $30,314 of broker fees and commissions related to this fundraising and issued 8,750 warrants to purchase common stock with an exercise price of $3 per share and a term of 5 years. The fair value of the warrants issued in connection with the financing was estimated to be $228,500 as discussed below.

In February 2021, the Company entered into an agreement with a consultant where the Company agreed to issue warrants to purchase 4,166 shares of stock with a term of 5 years at an exercise price of $3 per share, and pay $37,500 of cash for services rendered. The consultant will also receive $50,000 of consideration per year for an additional two years in a combination of cash and common stock warrants.

In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. See note 9 for further information.

2020 Stock Plan

In December 2020, the Company adopted the Esports Technologies, Inc. 2020 Stock Plan, or the 2020 Plan. The 2020 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

Under the 2020 Plan, the aggregate value of all compensation granted or paid to any individual for service as a non-employee director with respect to any calendar year, including awards granted under the 2020 Plan and cash fees paid to such non-employee director, will not exceed $300,000 in total value. For purposes of this limitation, the value of awards is calculated based on the grant date fair value of such awards for financial reporting purposes.

The number of shares of the common stock that may be issued under the 2020 Plan is 4,000,000. As of March 31, 2021, the Company had awarded a total 3,526,598 shares under the 2020 Plan, with 473,402 remaining under the 2020 Plan.

Common Stock Awards

During the six months ended March 31, 2021, the Company agreed to award a total of 1,110,250 restricted stock units that convert into common stock to various employees and officers under the 2020 Plan. Of the restricted stock unit awards, 610,250 will vest annually over a period of two to four years, 300,000 will vest upon the completion of various performance goals related to the operations of the Company, and 200,000 shares of common stock underlying awards made to the Company’s CEO will vest equally upon reaching trailing twelve months revenue of $10 million and $20 million. The Company estimated the fair value of the awards at $2 per share based on recent sales of common stock for cash as described above.

In November 2020, the Company entered into four consulting agreements under which the Company issued a total of 683,334 shares of common stock, which vest equally over terms ranging from three to twelve months.

During the three and six months ended March 31, 2021, the Company recognized a total of $353,313 and $1,438,532 of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $2,148,636 upon vesting of all awards.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to brokers, an asset purchase agreement and convertible notes issued during the year ended September 30, 2020. The following table summarizes warrant activity during the three and six months ended March 31, 2021:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2020	2,015,000	$0.30	4.99
Granted	218,541	1.80	5.00
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2021	2,233,541	$0.45	4.50
Exercisable at March 31, 2021	2,233,541	$0.45	4.50

The outstanding and exercisable common stock warrants had an estimated intrinsic value of $5,702,125. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $3 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.18% and 0.52%; 4) expected term of between 2.5 and 5 years; 5) an exercise price of $0.25, $2 or $3 and 6) expected volatility of between 84.1% and 99.0% based on a peer group of public companies. The warrants granted to brokers in connection with sales of common stock during the six months ended March 31, 2021 had an estimated fair value of $247,108 which was reflected as a cost of capital, warrants granted to consultants for services had a fair value of $8,819, and the warrants granted in connection with the asset purchase agreement had an estimated fair value of $57,252.

Options

During the three months ended March 31, 2021, the Company entered into various agreements with employees, consultants and directors whereby the Company agreed to award a total of 402,000 common stock options, including 150,000 to two members of the Board of Directors under the 2020 Plan. These awards vest over a period of six months to four years, with 20,000 options issued to a consultant vesting immediately.

During the three months ended December 31, 2020, the Company entered into various agreements with employees and consultants whereby the Company agreed to award a total of 2,014,348 common stock options, including 90,000 to consultants and 100,000 to a member of the Board of Directors under the 2020 Plan. Of the total, 1,390,000 vest equally over periods of between one and four years, 70,313 vested upon completion of the Company’s IPO, 200,000 to the Company’s Chief Operating Officer would have vested in the event that the Company’s IPO raised gross proceeds of at least $18 million (as the IPO proceeds were less than $18 million, these shares did not vest), 16,785 vest upon the earlier of 1 year or the completion of the Company’s IPO, and 57,250 to the Company’s prior interim CFO vested upon the hiring of the Company’s full time CFO.

The following table summarizes option activity during the six months ended March 31, 2021:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2020	–	$–	–
Granted	2,416,348	0.99	9.23
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2021	2,416,348	$0.99	8.87
Exercisable at March 31, 2021	77,250	$0.96	8.71

During the three and six months ended March 31, 2021, the Company recognized stock-based compensation expense of $337,869 and $574,676 related to common stock options awarded. The exercisable common stock options had an intrinsic value as of March 31, 2021 of $157,438. The Company expects to recognize an additional $3,739,510 of compensation cost related to stock options expected to vest.

The Company estimated the fair value of the stock options awarded using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $3 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.22% and 0.90%; 4) expected term of between 3.5 and 6.25 years; 5) an exercise price of $0.25, $2 or $3 and 6) expected volatility of between 82.3% and 95.33% based on a peer group of public companies.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On September 2, 2020, the Company entered into a financial advisor agreement with Boustead Securities LLC, the representative of the underwriters in the Company’s initial public offering, to provide services related to fundraising on the Company’s planned public listing. The Company agreed to pay the financial advisor a success fee of 4% of any gross proceeds from any debt financing, and a 7% success fee related to any equity or convertible debt financing, subject to customary approval by the regulatory authorities. In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. The Company paid underwriting fees of $820,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five years.

On September 26, 2020, the Company entered into a consulting agreement with a registered foreign broker dealer for fundraising services and paid 10% of any gross proceeds through capital raises from non-US investors introduced by the consultant, up to a maximum payment to the consultant of $200,000 and the consultant also received warrants to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. These warrants were exercised in April 2021 and were converted into 62,386 shares of the Company stock.

NOTE 7 –LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Common shares issuable under convertible debt, stock options and common stock warrants were excluded from the calculation of diluted net loss per share due to their antidilutive effect.

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Numerator
Net income (loss)	$(2,375,660)	$5,073	$(5,126,391)	$(18,355)
Denominator
Basic and Diluted weighted average common shares	10,587,654	7,340,421	9,878,185	7,340,421
Basic and diluted net income (loss) per common share	$(0.22)	$0.00	$(0.52)	$(0.00)

NOTE 8 – TRANSACTION WITH RELATED PARTIES

As of March 31, 2021, the Company owed $155,228 to Gogawi Inc. (a company controlled by certain initial shareholders of the Company) (see note 1). At September 30, 2020 the amounts owed to these related parties was $152,888. The advances are due on demand and are non-interest bearing. In May 2021, the Company repaid the advances in full.

On November 10, 2020, the Company entered into an employment agreement with Michal Barden, a family member of the Company’s Chief Operating Officer, to serve as the Company’s marketing director. The employment agreement provides for an annual salary of $132,000, a technology allowance of $5,000, and an award of 30,000 shares of common stock in the Company, vesting in four equal annual installments.

NOTE 9– SUBSEQUENT EVENTS

In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. The Company paid underwriting fees of $820,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five years.

item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like, believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

We are a technology company creating and operating platforms focused on esports and competitive gaming. Founded in late 2016, our focus has been operating our primary platform, gogawi.com, which is an online esports/sportsbook focused on gamers located in Asia and Latin America. Although we are focused on esports wagering, we also offer iGaming, which is online casino and table games such as blackjack, virtual sport computer simulated games and slot machines, as well as traditional sports betting in jurisdictions in which we are licensed to do so. We currently hold a gaming sublicense from the Curacao Gaming Authority. Under our existing sublicense, we can accept wagers from residents of more than 149 jurisdictions. Historically, virtually all of our wagers have been sourced in the Philippines.

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%

Revenue	$33,834	100%	$40,750	100%	$44,628	100%	$77,878	100%
Cost of revenue	12,465	37%	27,002	66%	24,724	55%	52,167	67%

Gross profit	21,369	63%	13,748	34%	19,904	45%	25,711	33%

Operating expenses:
Sales and marketing	234,691	694%	–	0%	273,944	614%	–	00%
Product and technology	603,445	1,784%	–	0%	1,109,380	2,486%	15,635	20%
General and administrative	1,189,410	3,515%	8,675	21%	2,783,121	6,236%	28,431	37%
Total operating expenses	2,027,546	5,993%	8,675	21%	4,166,445	9,336%	44,066	57%

Loss from operations	(2,006,177)	(5,930)%	5,073	12%	(4,146,541)	(9,291)%	(18,355)	(24)%

Other expenses:
Interest expense	(367,214)	(1,085)%	–	0%	(967,620)	(2,168)%	–	0%
Foreign currency loss	(2,269)	(7)%	–	0%	(12,230)	(27)%	–	0%
Total other expense	(369,483)	(1,092)%	–	0%	(979,850)	(2,196)%	–	0%

Net (loss)/profit	$(2,375,660)	(7,022)%	$5,073	12%	$(5,126,391)	(11,487)%	$(18,355)	(24)%

Three Months Ended March 31, 2021 compared to March 31, 2020

Revenue and Gross Profit

During the three months ended March 31, 2021, we generated $33,834 in revenue and $21,369 in gross profit. For the three months ended March 31, 2020, we generated $40,750 in revenue and $13,748 in gross profit. The decrease in revenue and gross profit was primarily driven by the disruption to our business stemming from our launching our improved wagering platform, which resulted in less outreach to new and existing customers, thus causing a decrease in revenue for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The new platform was launched in beta format in February 2021 and for general release in March 2021.

Sales and Marketing Expense

Sales and marketing expense was $234,691 for the three months ended March 31, 2021, an increase from zero in the same period in the prior year. This increase was a result of adding marketing staff to prepare for our outreach campaign related to our new wagering products and services and the initial roll out of our marketing campaigns. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $603,445 for the three months ended March 31, 2021, as compared to zero for the three months ended March 31, 2020, representing an increase of $603,445, as a result of increased hiring of both employees and consultants focused expanding our product offerings. The three months ended March 31, 2021 included payroll-related costs of $306,536, stock-based compensation of $148,690 and development costs of $148,219.

General and Administrative Expense

General and administrative expense was $1,189,410 for the three months ended March 31, 2021 as compared to $8,675 for the three months ended March 31, 2020, representing an increase of $1,180,735. The increase in general and administrative expense was mainly attributable to an increase in employee costs from adding new employees, $545,697 of stock-based compensation cost (of which $307,048 was to outside consultants), and professional fees of approximately $230,000 as we prepared for our initial public offering.

Interest and Other Expenses

During the three months ended March 31, 2021, we recognized interest expense of $367,214, which included amortization of debt discount of $309,822 related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names. We also incurred a foreign currency loss of $2,269.

Net Income/Loss

Net loss for the three months ended March 31, 2021 was $2,375,660 compared to a net profit of $5,073 for the three months ended March 31, 2020. The increase in net loss was primarily due to the significant in increase in general and administrative expenses of $1,180,735 described above, an increase in product and technology expenses of $603,445 as a result of our efforts to develop our new products and services, and interest on convertible notes and the loss on extinguishment of convertible notes described above, which totaled $309,822.

Six Months Ended March 31, 2021 compared to March 31, 2020

Revenue and Gross Profit

During the six month period ended March 31, 2021, we generated $44,628 in revenue and $19,904 in gross profit. For the six month period ended March 31, 2020, we generated $77,878 in revenue and $25,711 in gross profit. The increase in revenue was primarily driven by the expansion of our existing player base. The slight decrease in gross profit was due to decreased technology platform costs during the six month period ended March 31, 2021. Increased technology platform costs were related to support of our affiliate program in 2021 compared to 2020 along with additional fees incurred from Amazon Web Services.

Sales and Marketing Expense

Sales and marketing expense was $273,944 for the six months ended March 31, 2021, an increase from zero in the same period in the prior year. This increase was a result of adding marketing staff to prepare for our outreach campaign related to our new wagering products and services and the initial roll out of our marketing campaigns. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $1,109,380 for the six months ended March 31, 2021, as compared to $15,635 for the six months ended March 31, 2020, representing an increase of $1,093,745, as a result of increasing development activities of our products and services. The increase in product and technology expense was partially attributable to an increase in stock-based compensation of $251,330.

General and Administrative Expense

General and administrative expense was $2,783,121 for the six month period ended March 31, 2021 as compared to $28,431 for the six month period ended March 31, 2020, representing an increase of $2,754,690. The increase in general and administrative expense was mainly attributable to an increase in employee costs from adding new employees, $1,762,583 of stock-based compensation cost and professional fees as we prepared for our initial public offering.

Interest and Other Expenses

During the six month period ended March 31, 2021, we recognized interest expense of $967,620, including amortization of debt discount of $867,593 related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names.

Net Income/Loss

Net loss for the six month period ended March 31, 2021 was $5,126,391 compared to a net loss of $18,355 for the six month period ended March 31, 2020. The increase in net loss was primarily due to interest on convertible notes and the loss on extinguishment of convertible notes described above, which totaled $867,593, stock-based compensation of $2,022,026 and an increase in payroll related expenses as we add new employees to support our growth, as described above.

Liquidity and Capital Resources

On March 31, 2021, we had cash of $2,269,615, and had working capital of $1,820,825. We have historically funded our operations from proceeds from debt and equity sales, and through the use of bitcoin cryptocurrency received from customers.

During October and November 2020, we completed a private placement of 2,000,000 shares of our common stock for gross proceeds of $4.0 million.

During January and February 2021, we completed a private placement of 250,014 shares of our common stock at $3.00 per share for gross proceeds of $0.75 million.

As of March 31, 2021, we have incurred an accumulated deficit of $6,575,917 since inception and have not yet generated any meaningful income from operations. In April 2021, we completed our initial public offering and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. We paid underwriting fees of $820,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five years.

Cash used in operating activities

Net cash used in operating activities was $1,873,473 for the six months ended March 31, 2021 as compared to cash used in operating activities of $21,563 for the six months ended March 31, 2020. Net cash used in operating activities during the three months ended March 31, 2021 mainly included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services related to completion of our audit, development of our new wagering platform and preparation of our public offering filings.

Cash used in investing activities

Net cash used in investing activities was $224,669 for the six months ended March 31, 2021 and was related to the purchase of software assets to support the new wagering platform, and the purchase of long term assets related to intellectual property rights.

Cash used provided by financing activities

Net cash provided by financing activities was $4,367,757 for the six months ended March 31, 2020 and was related to the sale of 2,000,000 shares of common stock at $2.00 per share in a private placement, partially offset by costs of capital to brokers of $351,929 as well as private placements of our common stock completed in January and February 2021, at $3.00 per share for gross proceeds of $750,000.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2021.

There were no changes to our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s registration statement on Form S-1, as amended (File No. 333-254068), on file with the SEC. Except as set forth below, there have been no material changes to the risk factors disclosed in such registration statement.

An active trading market for our common stock may not be sustained.

Although our common stock is traded on Nasdaq under the symbol “EBET,” there is a very limited trading history and an active trading market for our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

•         the likelihood that an active trading market for our common stock will be sustained;

•         the liquidity of any such market;

•         the ability of our stockholders to sell their shares of common stock; or

•         the price that our stockholders may obtain for their common stock.

If an active market for our common stock with meaningful trading volume is not maintained, the market price of our common stock may decline materially. Consequently, you may not be able to sell our common stock at prices equal to or greater than the price you paid.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, which acquired their shares of common stock at prices substantially below our current trading price, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements described below expire and other restrictions on resale lapse, the trading price of our common stock could be adversely impacted.

Certain of our initial stockholders holding an aggregate of 4,428,106 shares and our officers and directors, have agreed not to offer, sell, dispose of or hedge such shares of our common stock, subject to specified limited exceptions, during the period continuing through the date that is fifteen months after the date of our IPO, or July 15, 2022. In addition, certain of our pre-IPO stockholders holding an aggregate of 683,334 shares have agreed not to offer, sell, dispose of or hedge such shares of our common stock, subject to specified limited exceptions, during the period continuing through the date that is six months after the date of our IPO, or October 15, 2021. Finally, holders of an aggregate of 2,250,014 shares of common stock have agreed not to offer, sell, dispose of or hedge such shares of our common stock, subject to specified limited exceptions, during the period continuing through the date that is 180 days after the date of our IPO, or October 12, 2021; provided if our common stock price is over $11.00 the lock-up on these shares will end on July 14, 2021. Upon the expiration of the lock-up agreements, all such shares will be eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Upon expiration of each of these lock-up periods or upon the ability to sell shares pursuant to Rule 144, the trading price of our common stock could be adversely impacted if these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2021, we closed our initial public offering of 2,400,000 shares of common at a price to the public of $6.00 per share. The gross proceeds from our initial public offering, before deducting underwriting discounts and commissions, was $14.4 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254068), which was declared effective by the SEC on April 14, 2021. Boustead Securities, LLC acted as underwriter for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 16, 2021 pursuant to Rule 424(b). No direct or indirect payments were made by us to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we intend to invest the net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS TECHNOLOGIES, INC.

Date: May 17, 2021	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ James Purcell
James Purcell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

