Form 10-Q
period 2021-06-30
Esports Technologies, Inc.
filed 2021-08-13
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number: 001-40334

Esports Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-3201309
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

197 California Ave. Ste. 302, Las Vegas, NV	89104
(Address of Principal Executive Offices)	(Zip Code)

(702) 481-1779

(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EBET	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 13,231,333 shares of common stock outstanding on August 9, 2021.

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

2

Esports Technologies, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2021	2020

ASSETS
Current assets:
Cash	$12,459,191	$–
Accounts receivable, net	–	33,839
Deferred financing costs	–	50,000
Prepaid expenses	708,148	–
Other current assets	26,387	–

Total current assets	13,193,726	83,839

Long term assets:
Software and equipment, net	86,436	–
Intangible assets - cryptocurrency	955	44,562
Intangible assets - domain names, net	2,239,606	2,239,606
Intangible assets - license agreements, net	1,772,484	–

Total assets	$17,293,207	$2,368,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$767,066	$55,760
Accounts payable, related party	–	152,888
Convertible notes payable, net of discount	1,086,311	–
Liabilities to users	18,824	8,809
Total current liabilities	1,872,201	217,457

Convertible notes payable, net of discount	–	116,667
Other long-term liabilities, net of discount	453,178	422,409

Total liabilities	2,325,379	756,533

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	–	–
Common stock; $0.001 par value, 100,000,000 shares authorized, 13,111,155 and 7,340,421 shares issued and outstanding as of June 30, 2021, and September 30, 2020, respectively	13,111	7,340
Additional paid-in capital	25,488,245	3,053,660
Accumulated deficit	(10,533,528)	(1,449,526)
Total stockholders’ equity	14,967,828	1,611,474

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,293,207	$2,368,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$41,356	$63,740	$85,984	$141,618
Cost of revenue	–	(27,971)	(24,724)	(80,138)

Gross profit	41,356	35,769	61,260	61,480

Operating expenses:
Sales and marketing expenses	964,836	–	1,238,780	–
Product and technology expenses	1,176,848	–	2,286,228	15,635
Acquisition costs	139,235	–	139,235	–
General and administrative expenses	1,340,042	64,685	4,123,163	93,116
Total operating expenses	3,620,961	64,685	7,787,406	108,751

Income (loss) from operations	(3,579,605)	(28,916)	(7,726,146)	(47,271)

Other expenses:
Interest expense	(368,001)	–	(1,335,621)	–
Foreign currency loss	(10,005)	1,262	(22,235)	1,262
Total other expense	(378,006)	1,262	(1,357,856)	1,262

Income (loss) before provision for income taxes	(3,957,611)	(27,654)	(9,084,002)	(46,009)
Provision for income taxes	–	–	–	–

Net income (loss)	$(3,957,611)	$(27,654)	$(9,084,002)	$(46,009)

Net income (loss) per common share – basic and diluted	$(0.38)	$(0.00)	$(0.85)	$(0.01)

Weighted average common shares outstanding – basic and diluted	10,549,765	7,340,421	10,650,966	7,340,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at September 30, 2019	7,340,421	$7,340	$953,660	$(876,271)	$84,729

Net loss	–	–	–	(23,428)	(23,428)

Balance at December 31, 2019	7,340,421	7,340	953,660	(899,699)	61,301

Net income	–	–	–	5,073	5,073

Balance at March 31, 2020	7,340,421	7,340	953,660	(894,626)	66,374

Net loss	–	–	–	(27,654)	(27,654)

Balance at June 30, 2020	7,340,421	$7,340	$953,660	$(922,280)	$38,720

Balance at September 30, 2020	7,340,421	$7,340	$3,053,660	$(1,449,526)	$1,611,474

Shares issued for cash, net	2,000,000	2,000	3,646,071	–	3,648,071

Stock-based compensation	683,334	683	1,321,343	–	1,322,026

Shares issued due to conversion of notes payable	375,000	375	187,125	–	187,500

Stock warrants issued for asset acquisition	–	–	57,252	–	57,252

Net loss	–	–	–	(2,750,731)	(2,750,731)

Balance at December 31, 2020	10,398,755	10,398	8,265,451	(4,200,257)	4,075,592

Shares and warrants issued for cash, net	250,014	251	719,435	–	719,686

Stock-based compensation	–	–	700,000	–	700,000

Net loss	–	–	–	(2,375,660)	(2,375,660)

Balance at March 31, 2021	10,648,769	10,649	$9,684,886	$(6,575,917)	$3,119,618

Shares and warrants issued for cash, net	2,400,000	2,400	13,511,800	–	13,514,200

Shares issued for intangible assets	–	–	1,456,650	–	1,456,650

Cashless exercise of warrants	62,386	62	(62)	–	–

Stock-based compensation	–	–	834,971	–	834,971

Net loss	–	–	–	(3,957,611)	(3,957,611)

Balance at June 30, 2021	13,111,155	$13,111	$25,488,245	$(10,533,528)	$14,967,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2021 and 2020

(Unaudited)

	For the Nine Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(9,084,002)	$(46,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,187,913	–
Depreciation and amortization expense	178,339	–
Stock-based compensation	2,856,997	–
Bad debt expense	50,932	–
Gain on cryptocurrency settlement	(45,267)	(1,369)
Changes in operating assets and liabilities:
Accounts receivable	(35,252)	(125,553)
Prepaid expenses and other	(623,026)	–
Accounts payable and accrued liabilities	775,277	–
Accounts payable - related parties	(152,888)	105,118
Liabilities to users	(8,432)	96
Net cash used in operating activities	(4,899,409)	(67,717)

Cash flow from investing activities:
Purchase of software and equipment	(103,259)	–
Purchase of other long-term assets	(420,098)	–
Net cash used by investing activities	(523,357)	–

Cash flow from financing activities:
Proceeds from equity issuance, net of costs of capital	17,881,957	–
Net cash provided by financing activities	17,881,957	–

NET CHANGE IN CASH	12,459,191	(67,717)
CASH AT BEGINNING OF PERIOD	–	67,717
CASH AT END OF PERIOD	$12,459,191	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Stock warrant issued for asset acquisition	$57,282	$–
Stock issued for conversion of notes payable	$187,500	$–
Stock issuable for intangible asset	$1,456,650	$–

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and generated negative cash flows from operations since inception. In April 2021, the Company completed its Initial Public Offering (“IPO”) and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000, receiving net proceeds of $13,514,200.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying unaudited financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended June 30, 2021, are not necessarily indicative of the final results that may be expected for the year ended September 30, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2020 included in our Form S-1 filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

No single customer exceeded more than 10% of revenue during the three and nine months ended June 30, 2021 and 2020. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

NOTE 3 – LONG-LIVED ASSETS

Software and equipment

The Company’s software and equipment consisted of the following as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
Software	$160,511	$–
Total software and equipment	160,511	–
Accumulated depreciation	(74,075)	–
Software and equipment, net	$86,436	$–

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

The software costs above relate to acquired components of the Company’s new platform which is being depreciated over an expected useful life.

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

The following table presents the activities of the Company’s cryptocurrency holdings for the three and nine months ended June 30, 2021:

Cryptocurrency at September 30, 2020	$44,562
Additions of cryptocurrency	36,605
Payments of cryptocurrency	(125,480)
Gain on cryptocurrency	45,268
Cryptocurrency at June 30, 2021	$955

Additions of cryptocurrency during the nine months ended June 30, 2021 represent settlement of outstanding accounts receivable of $18,158 and net deposits from players of $18,447. Payments of cryptocurrency during the nine months ended June 30, 2021 included payments of accounts payable and accrued expenses of $63,971 and prepaid expenses of $61,509. Use of cryptocurrency to settle receivables and payables during the period are reflected as a component of changes in operating assets and liabilities in the consolidated statement of cash flows.

License Agreement

On October 1, 2020, the Company entered into an option agreement which gave the Company rights to acquire a license for proprietary technology related to online betting. The Company paid $133,770 upon execution of the option agreement and paid an additional $286,328 in cash and agreed to issue 65,000 shares of common stock upon exercise of the option on or about May 3, 2021. The shares were issued in July 2021 and had a fair value of $1,456,650 at the date of exercise of the option and execution of the license agreement resulting in total value for the license agreement of $1,876,748. During the three and nine months ended June 30, 2021, the Company recognized amortization expense of $104,264 included in product and technology expenses.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND OTHER LONG-TERM LIABILITIES

On September 1, 2020, ESEG entered into three promissory notes, with a combined principal amount of $2,100,000. The notes bore interest at the rate of 10% per annum and matured on March 1, 2022. The Company also agreed to pay two of the lenders a total of $675,000 on September 1, 2025, bearing no interest. The Company estimated total debt discount of these liabilities to be $535,394 at the date of the transaction, of which $279,516 related to the promissory notes payable, and $255,878 related to the other long-term liabilities. The discounts will be amortized over the maturity period of each liability. As of June 30, 2021 and September 30, 2020, the carrying amount of the other long-term liabilities was $453,178 and $422,409, respectively, which is net of the remaining discount totaling $221,822 and $252,591, respectively. The carrying amount of the convertible notes payable and associated discount is further discussed below.

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

During the three months ended December 31, 2020, a total of $187,500 of principal was converted into 375,000 shares of common stock. As of June 30, 2021, the balance due under these notes, net of unamortized discount of $826,189, is $1,086,311, with accrued interest of $116,774. During the nine months ended June 30, 2021, the Company recorded a charge of $1,187,913 in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

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

In February 2021, the Company entered into an agreement with a consultant where the Company agreed to issue warrants to purchase 4,166 shares of stock with a term of 5 years at an exercise price of $3 per share, and paid $37,500 of cash for services rendered. The consultant will also receive $50,000 of consideration per year for an additional two years in a combination of cash and common stock warrants.

In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000 and received net proceeds of $13,514,200 after costs of $885,800 which were recorded in shareholders’ equity. The Company also issued 168,000 common stock warrants with a five-year term and exercise price of $7.20 to the underwriter. These warrants have an estimated fair value of $5,474,076.

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

The number of shares of the common stock that may be issued under the 2020 Plan is 4,000,000. As of June 30, 2021, the Company had awarded a total 3,462,598 shares under the 2020 Plan, with 537,402 remaining under the 2020 Plan.

Common Stock Awards

During the nine months ended June 30, 2021, the Company agreed to award a total of restricted stock units that convert into common stock to various employees, consultants and officers under the 2020 Plan. Of the restricted stock unit awarded, 755,250 will vest annually over a period of one to four years, 300,000 will vest upon the completion of various performance goals related to the operations of the Company, and 200,000 shares of common stock underlying awards made to the Company’s CEO will vest equally upon reaching trailing twelve months revenue of $10 million and $20 million. The Company estimated the fair value of the awards granted prior to the IPO, at $2 per share based on recent sales of common stock. Awards granted after the IPO, the closing price of the Company’s stock on the grant date is used to determine the fair value.

In November 2020, the Company entered into four consulting agreements under which the Company issued a total of 683,334 shares of common stock, which vest equally over terms ranging from three to twelve months.

During the three and nine months ended June 30, 2021, the Company recognized a total of $501,716 and $1,940,249 of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $5,258,844 upon vesting of all awards.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to brokers, an asset purchase agreement and convertible notes issued during the year ended September 30, 2020. The following table summarizes warrant activity during the three and nine months ended June 30, 2021:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2020	2,015,000	$0.30	4.24
Granted	386,541	3.63	4.58
Cancelled	–	–	–
Expired	–	–	–
Exercised	(66,000)	(2.00)	4.33
Outstanding at June 30, 2021	2,335,541	$0.89	4.29
Exercisable at June 30, 2021	2,335,541	$0.89	4.29

The outstanding and exercisable common stock warrants had an estimated intrinsic value of $47,110,395. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $3 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.18% and 0.81%; 4) expected term of between 2.5 and 5 years; 5) an exercise price of $0.25, $2 $3 or $7.20 and 6) expected volatility of between 84.1% and 99.0% based on a peer group of public companies. The warrants granted to brokers in connection with sales of common stock during the nine months ended June 30, 2021, had an estimated fair value of $5,474,076 which was reflected as a cost of capital, warrants granted to consultants for services had a fair value of $8,819, and the warrants granted in connection with the asset purchase agreement had an estimated fair value of $57,252.

Options

During the three months ended June 30, 2021, the Company entered into various agreements with employees and consultants whereby the Company agreed to award a total of 96,000 common stock options under the 2020 Plan. These awards generally vest over 4 years.

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

During the three months ended December 31, 2020, the Company entered into various agreements with employees and consultants whereby the Company agreed to award a total of 2,014,348 common stock options, including 90,000 to consultants and 100,000 to a member of the Board of Directors under the 2020 Plan. Of the total, 1,390,000 vest equally over periods of between one and four years, 70,313 vested upon completion of the Company’s IPO, 200,000 to the Company’s Chief Operating Officer would have vested in the event that the Company’s IPO raised gross proceeds of at least $18 million (as the IPO proceeds were less than $18 million, these shares did not vest), and 57,250 to the Company’s prior interim CFO vested upon the hiring of the Company’s full time CFO.

The following table summarizes option activity during the nine months ended June 30, 2021:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2020	–	$–	–
Granted	2,512,348	1.63	9.09
Cancelled	(220,000)	0.50	9.81
Expired	–	–	–
Exercised	–	–	–
Outstanding at June 30, 2021	2,292,348	$1.73	8.61
Exercisable at June 30, 2021	144,348	$0.96	8.71

During the three and nine months ended June 30, 2021, the Company recognized stock-based compensation expense of $834,971 and $2,856,998 related to common stock options awarded. The exercisable common stock options had an intrinsic value as of June 30, 2021, of $1,552,573. The Company expects to recognize an additional $4,701,717 of compensation cost related to stock options expected to vest.

The Company estimated the fair value of the stock options awarded using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $3 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.22% and 0.90%; 4) expected term of between 3.5 and 6.25 years; 5) an exercise price between $0.25 and $22.89 and 6) expected volatility of between 82.3% and 95.33% based on a peer group of public companies.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On September 2, 2020, the Company entered into a financial advisor agreement with Boustead Securities LLC, the representative of the underwriters in the Company’s initial public offering, to provide services related to fundraising on the Company’s planned public listing. The Company agreed to pay the financial advisor a success fee of 4% of any gross proceeds from any debt financing, and a 7% success fee related to any equity or convertible debt financing, subject to customary approval by the regulatory authorities. In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. The Company paid underwriting fees of $885,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five 5 years.

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

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Numerator
Net income (loss)	$(3,957,611)	$(27,654)	$(9,084,002)	$(46,009)
Denominator
Basic and Diluted weighted average common shares	10,549,765	7,340,421	10,650,966	7,340,421)
Basic and diluted net income (loss) per common share	$(0.38)	$(0.00)	$(0.85)	$(0.01)

NOTE 8 – TRANSACTION WITH RELATED PARTIES

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

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%

Revenue	$41,356	100%	$63,740	100%	$85,984	100%	$141,618	100%
Cost of revenue	–	0%	(27,971)	(44)%	(24,724)	(29)%	(80,138)	(57)%

Gross profit	41,356	100%	35,769	56%	61,260	71%	61,480	43%

Operating expenses:
Sales and marketing expenses	964,836	2,333%	–	0%	1,238,780	1,441%	–	0%
Product and technology expenses	1,176,848	2,846%	–	0%	2,286,228	2,659%	15,635	11%
Acquisition costs	139,235	337%	–	0%	139,235	162%	–	0%
General and administrative expenses	1,340,042	3,240%	64,685	101%	4,123,163	4,795%	93,116	66%
Total operating expenses	3,620,961	8,756%	64,685	101%	7,787,406	9,057%	108,751	77%

Income (loss) from operations	(3,579,605)	(8,656)%	(28,916)	(45)%	(7,726,146)	(8,986)%	(47,271)	(33)%

Other expenses:
Interest expense	(368,001)	(890)%	–	0%	(1,335,621)	(1,553)%	–	0%
Foreign currency loss	(10,005)	(24)%	1,262	2%	(22,235)	(26)%	1,262	1%
Total other expense	(378,006)	(914)%	1,262	2%	(1,357,856)	(1,579)%	1,262	1%

Income (loss) before provision for income taxes	(3,957,611)	(9,570)%	(27,654)	(43)%	(9,084,002)	(10,565)%	(46,009)	(32)%
Provision for income taxes	–	0%	–	0%	–	0%	–	0%

Net income (loss)	$(3,957,611)	(9,570)%	$(27,654)	(43)%	$(9,084,002)	(10,565)%	$(46,009)	(32)%

Three Months Ended June 30, 2021 compared to June 30, 2020

Revenue and Gross Profit

During the three months ended June 30, 2021, we generated $41,356 in revenue and in gross profit. For the three months ended June 30, 2020, we generated $63,740 in revenue and $35,769 in gross profit. The decrease in revenue and gross profit was primarily driven by the disruption to our business stemming from our launching our improved wagering platform and expanding our payment solutions, which delayed launching our marketing campaigns, which reduced our outreach to new and existing customers, thus causing a decrease in revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Sales and Marketing Expense

Sales and marketing expense was $964,836 for the three months ended June 30, 2021, an increase from zero in the same period in the prior year. This increase, including approximately $311,000 of stock-based compensation was a result of adding marketing staff to prepare for our outreach campaign related to our new wagering products and services and the initial roll out of our marketing campaigns. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $1,176,848 for the three months ended June 30, 2021, as compared to zero for the three months ended June 30, 2020, as a result of increased hiring of both employees and consultants focused on expanding our product offerings. The three months ended June 30, 2021, included payroll-related costs of $487,000, stock-based compensation of $156,000 and development costs of $534,000 consisting primarily of contractors.

General and Administrative Expense

General and administrative expense was $1,340,042 for the three months ended June 30, 2021, as compared to $64,685 for the three months ended June 30, 2020. The increase in general and administrative expense was mainly attributable to an increase in employee costs from adding new employees, $368,000 of stock-based compensation cost (of which $164,000 was to outside consultants), and professional fees of approximately $563,000 and amortization of intangible assets.

Interest and Other Expenses

During the three months ended June 30, 2021, we recognized interest expense of $368,001, which included amortization of debt discount of $320,320 related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names. We also incurred a foreign currency loss of $10,005.

Net Income/Loss

Net loss for the three months ended June 30, 2021, was $3,957,611 compared to a net loss of $27,654 for the three months ended June 30, 2020. The increase in net loss was primarily due to the significant in increase in general and administrative expenses of $1,275,357 described above, an increase in product and technology expenses of $1,176,848 as a result of our efforts to develop our new products and services, and interest on convertible notes.

Nine Months Ended June 30, 2021 compared to June 30, 2020

Revenue and Gross Profit

During the nine-month period ended June 30, 2021, we generated $85,984 in revenue and $61,260 in gross profit. For the nine-month period ended June 30, 2020, we generated $141,618 in revenue and $61,480 in gross profit. The decrease in revenue and gross profit was primarily driven by the disruption to our business stemming from our launching our improved wagering platform and expanding our payment solutions, which delayed launching our marketing campaigns, which reduced our outreach to new and existing customers.

Sales and Marketing Expense

Sales and marketing expense was $1,238,780 for the nine months ended June 30, 2021, an increase from zero in the same period in the prior year. This increase, including approximately $319,000 of stock-based compensation, was a result of adding marketing staff to prepare for our outreach campaign related to our new wagering products and services and the initial roll out of our marketing campaigns. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $2,286,228 for the nine months ended June 30, 2021, as compared to $15,635 for the nine months ended June 30, 2020. The increase in product and technology expense was a result of increasing development activities of our products and services. The increase in product and technology expense was partially attributable to an increase in stock-based compensation of $400,000 and investments in new employees and contractors.

General and Administrative Expense

General and administrative expense $4,123,163 for the nine-month period ended June 30, 2021 as compared to $93,116 for the nine month period ended June 30, 2020, representing an increase of $4,030,047. The increase in general and administrative expense was mainly attributable to an increase in employee costs from adding new employees, stock-based compensation cost and professional fees as we prepared for our initial public offering.

Interest and Other Expenses

During the nine-month period ended June 30, 2021, we recognized interest expense of $1,335,621, including amortization of debt discount of $1,187,913 related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names.

Net Income/Loss

Net loss for the nine-month period ended June 30, 2021 was $9,084,002 compared to a net loss of $46,009 for the nine month period ended June 30, 2020. The increase in net loss was primarily due to interest on convertible notes and the loss on extinguishment of convertible notes described above, which totaled $1,187,913, stock-based compensation of $2,856,997 and an increase in payroll related expenses as we add new employees to support our growth, as described above.

Liquidity and Capital Resources

On June 30, 2021, we had cash of $12,459,191, and had working capital of $11,321,525. We have historically funded our operations from proceeds from debt and equity sales, and funds received from customers.

During October and November 2020, we completed a private placement of 2,000,000 shares of our common stock for gross proceeds of $4.0 million.

During January and February 2021, we completed a private placement of 250,014 shares of our common stock at $3.00 per share for gross proceeds of $0.75 million.

In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. The Company paid underwriting fees and other expenses of $885,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five years.

As of June 30, 2021, we have incurred an accumulated deficit of $10,533,528 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $4,899,409 for the nine months ended June 30, 2021, as compared to cash used in operating activities of $67,717 for the nine months ended June 30, 2020. Net cash used in operating activities during the nine months ended June 30, 2021, mainly included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services related to completion of our audit, development of our new wagering platform and preparation of our public offering filings.

Cash used in investing activities

Net cash used in investing activities was $523,357 for the nine months ended June 30, 2021, and was related to the purchase of software assets to support the new wagering platform, and the purchase of long term assets related to intellectual property rights.

Cash used provided by financing activities

Net cash provided by financing activities was $17,881,957 for the nine months ended June 30, 2020, and was related to the sale of 2,000,000 shares of common stock at $2.00 per share in a private placement, partially offset by costs of capital to brokers of $351,929 as well as private placements of our common stock completed in January and February 2021, at $3.00 per share for gross proceeds of $750,000. In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. The Company paid underwriting fees and other expenses of $885,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five years.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2021.

There were no changes to our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s registration statement on Form S-1, as amended (File No. 333-254068), on file with the SEC, and in Item 1A of the Form 10-Q for the quarter ended March 31, 2021. Except as set forth below, there have been no material changes to the risk factors disclosed in such registration statement and Form 10-Q for the quarter ended March 31, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS TECHNOLOGIES, INC.

Date: August 13, 2021	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ James Purcell
James Purcell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

