Form 10-K
period 2021-09-30
Esports Technologies, Inc.
filed 2021-12-23
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number: 001-40334

Esports Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	85-3201309
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

197 California Ave. Ste. 302, Las Vegas, NV 89104

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code: (888) 411-2726

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EBET	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    No   ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of the registrant’s common stock outstanding as of December 16, 2021 was 14,171,739.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

References in this Form 10-K to “we”, “us”, “its”, “our” or the “Company” are to Esports Technologies, Inc., as appropriate to the context.

Cautionary Statement About Forward-Looking Statements

We make forward-looking statements under the “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors”.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this report may describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to successfully incorporate the recently acquired assets from Aspire Global;

•	our ability to obtain additional funding to develop additional services and offerings;

•	compliance with obligations under intellectual property licenses with third parties;

•	market acceptance of our new offerings;

•	competition from existing online offerings or new offerings that may emerge;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report in the case of forward-looking statements contained in this report.

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward looking-statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.	Business.

Overview

We develop products and operate platforms to provide a real money online gambling experience focused on esports and competitive gaming. We operate licensed online gambling platforms which are real money betting platforms. Our mission is to define, shape and drive growth of the current and future esports wagering ecosystem by providing advanced product, platform and marketing solutions directly to service providers and customers. We accept wagers on major esports titles including: Counter-Strike: GO, League of Legends, Dota 2, StarCraft 2, Rocket League, Rainbow Six, Warcraft 3, King of Glory and FIFA; as well as professional sports including the National Football League, National Basketball Association, Major League Baseball, soccer and more.

On November 29, 2021, we acquired the Business to Consumer (B2C) business of Aspire Global plc (“Aspire”). The B2C business offers a portfolio of distinctive proprietary brands focused primarily on igaming, which is online casino and table games such as blackjack, virtual sport computer simulated games and slot machines, as well as traditional sports betting, in the locations where we are licensed to do so, to a diverse customer base operating across regulated markets. (See additional information on the acquisition of the Aspire B2C business below)

Esports is the competitive playing of video games by amateur and professional individuals and teams for cash prizes. Esports typically take the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter, and multiplayer online battle arena games. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the Sony PlayStation, Microsoft Xbox and WII Nintendo systems.

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a global surge in popularity over the past few years with the growth of online streaming and has been further accelerated by the cancelation of traditional sporting events worldwide due to the COVID-19 pandemic. As these esports matches are widely broadcasted and watched predominately online, live betting and wagering can occur on these matches, where it is legal and regulated.

Acquisition of Aspire Global Plc’s (“Aspire”) Business to Consumer (“B2C”) Business

In order to accelerate the growth and expand market access for our esports product offerings, on November 29, 2021, we acquired Aspire’s B2C Business, for €65,000,000 payable as follows: (i) a cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note; and (iii) 186,838 shares of our common stock, which were valued at €5,000,000.

This acquisition expands our product offerings and increases the number of markets in which we can operate. The B2C business offers a portfolio of distinctive proprietary brands to a diverse customer base operating across regulated markets. The B2C segment generated revenues of €69.3 million in the twelve-month period ended September 30, 2021.

The acquisition of Aspire’s B2C business provides the following strategic benefits:

•	ownership of Aspire’s portfolio of B2C proprietary online casino and sportsbook brands consisting of Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP;
•	market access for our esports products in key regulated markets including the United Kingdom, Germany, Ireland, Malta, and Denmark, among others, allowing us to cross-sell esports wagering opportunities;
•	During 2022, we intend to launch additional esports focused online gaming websites that target these additional markets; and
•	enhanced strategic partnership with Aspire who will provide the on-line gaming platform and a managed services offering, including customer service, customer on-boarding and payment processing ensuring operational stability and continuity.

Our gaming license from the Curacao Gaming Authority and the licenses made available to us from the Acquisition of the Aspire B2C business allows us to accept esports and sports wagers from residents of more than 160 jurisdictions.

Market for Esports Gambling

The advent of online streaming has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in-person in stadiums and by online viewers, which regularly exceed 1 million viewers for major tournaments. The impact of online streaming on the gaming industry has been so significant that video game developers are now building features into their games designed to facilitate competition. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com. This, in turn, has led to increases in wagering on these events.

According to Newzoo, a gaming industry source for games market insights and analytics, the global video game market is forecast to be worth $159 billion in 2020. Esports revenue for 2020 is projected to be $1.488 billion (not including gambling) according to Green Man Gaming. According to H2 Gambling Capital and iGaming Business, the net revenue from regulated esports-specific betting will grow by 39% year-on-year in 2020, to reach $343 million, and by 2024, the market is projected to generate $862 million in revenue. We are not currently expecting any meaningful revenue generation from the wider video game market or esports revenue opportunities, such as sponsorships, advertising, event and ticket sales or merchandise sales.

As the size of the market and the number of esports enthusiasts continues to grow, we anticipate the number of esports enthusiasts who gamble will grow concurrently which we believe may increase demand for our platform. Additionally, given the recent cancelations of sporting events and the ongoing COVID-19 global pandemic, along with the unknown timing of when life and business will return to normal, we believe a business opportunity exists to provide these opportunities to existing and new wagering customers as alternatives to live sporting events.

Our Products and Services

We currently operate online wagering websites where we take deposits and funds from our customers and offer our customers the ability to use those funds to wager on a wide range of events, focused on the outcome of esports competitive video game competitions. Although we focus on esports, we also offer iGaming, which is online casino and table games such as blackjack, virtual sport computer simulated games and slot machines, as well as traditional sports betting.

In 2021, we launched our “free to play” online esports experience. Our “free to play” experience allows users to predict esports match winners and outcomes without wagering real money. We offer users ways to earn points on our site for loyalty and continued engagement. We anticipate monetizing the traffic via advertising (both display and affiliate).

Our Technology and Product Development

In order to create the best real-money esports product offerings, we have invested in new esports predictive gaming models. Our proprietary technology has been developed to provide the best real money betting odds for the esports betting customer that will also increase the number of betting options for our esports customers. We are also developing a Google Chrome browser extension allowing increased in-play bets and cash-out options. We will continue to invest in these technologies and continue to purchase third-party intellectual property that will allow us to offer our users an expanded range of overall betting markets, more numerous esports cash-out offerings, and expanded live-betting options. Once live, these technologies will allow us to bring new innovative experiences to market. We believe these investments in proprietary intellectual property, combined with purchased or licensed third-party intellectual property, will allow us to offer our customers:

•	increased betting opportunities across additional esports games;
•	better pricing for placing wagers; and
•	expanded esports cash-out and live-betting offerings.

We expect to launch these products beginning in calendar first quarter of 2022.

Our Intellectual Property and License Agreements

Our long-term strategy is to differentiate ourselves in the esports gaming industry by developing our own intellectual property in the form of new esports predictive gaming models, predictive consolidated data feeds, bet matching engines, and the platform and software services that allow distribution to both customers and business partners.

In connection with our strategy, we have filed patent applications for various intellectual property including

Live Streaming Wagering Technology - On June 23, 2021, we filed a patent application for our technology that enhances the betting experience for sports and esports live streaming events that integrates sports and esports wagering across many of the world’s most popular live streaming platforms, including Twitch, YouTube, Amazon TV & Gaming, Facebook Gaming, and Hulu among others.

Artificial Intelligence-Powered Real-Time Odds Modeling & Simulation System – On August 19, 2021, we filed a patent application for our technology that uses artificial intelligence to generate odds models for use in a betting algorithm for esports tournaments and various stages of a tournament to generate odds instantly for any number of esports match.

Electronic Sports Betting Exchange System – On November 2, 2021, we filed a patent application for our technology for a private betting exchange model that is configured to offer operators and high-volume bettors greater liquidity and improved pricing in an esports betting environment where large bet sizes do not impact market prices.

Esports Wagering Modeling System and Method in Multiplayer Games – On November 9, 2021, we filed a new patent application for a system that uses a modified statistical distribution for modeling possible outcomes in battle games involving multiple players and teams. The systems and methods described in Esports Technologies’ patent application detail the use of this statistical tool to represent the exact score distribution of kills in multiplayer online battle events.

We also license software from third parties which we believe will give us competitive advantages and create valuable and new experiences for customers during their wagering experience. We have an exclusive software licensing agreement, except with respect to the licensor and one entity, Hillside (Technology) Limited, for the use, distribution, and resale of multiple cash-out patents as well as a lottery and jackpot software platform in the field of esports with Colossus Bets (LTD), a London-based company that is licensed and regulated in Great Britain. Pursuant to the license, we will share equally in any and all revenue payable to us during the term of the license from the licensing by us of the licensed patents to any third parties. The license will enable us to exclusively provide Colossus Jackpot functionality for esports. The esports Jackpot product allows us to offer a user the chance to win multi-million-dollar prize pools for a low entry cost, much like a lottery ticket. The agreement also stipulates the exclusive usage and distribution rights for the cash-out patents in the portfolio. The license has a three-year term, provided that Colossus Bets (LTD) may terminate the license after two years if it has not generated at least GBP £500,000 in revenue during that two-year period, provided that we have the option to extend the license for one year upon the payment of an additional fee of GBP £150,000.

On September 1, 2020, our wholly owned subsidiary, ESEG Limited, entered into three domain purchase agreements pursuant to which it acquired the following domain names: Esportsbook.com, Browserbets.com, esportsgames.com, Esportstechnologies.com, Browserbet.com, Fantasyduel.com and Esportsgamers.com.

Competition

We operate in the global entertainment and gaming industries and our customers and there is intense competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming products and services compete with our offerings, and other well-capitalized companies may introduce competitive services.

Human Capital Resources

As a multinational technology company with approximately 60 employees and contractors located in 8 countries, our business success is driven by our highly skilled workforce. With our global technology and product team, we are focused on delivering new, innovative and exciting products to our growing base of customers.

We recognize that engaging and developing our employees is a key to our success and we rely on attracting and retaining our talent to deliver on our mission. During the year we have implemented a new human resources system to better understand employees’ satisfaction through quarterly performance assessments. These assessments ensure we understand how we can better deliver on our investments in technology and meet our customers’ needs.

We also offer our employees a competitive compensation package with health and welfare benefits for our employees and family members. In addition, every employee is eligible for equity awards to share in our financial success.

Government Regulation

We are subject to various U.S. and foreign laws and regulations that affect our ability to operate our product offerings. These product offerings are generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact our business.

Our gaming license from the Curacao Gaming Authority and the licenses made available to us from the Acquisition of the Aspire B2C business allows us to accept esports and sports wagers from residents of more than 160 jurisdictions. Our focus is to invest and develop our business in Western Europe, Asia and Latin America. We currently do not have the ability to accept wagers from customers based in the United States.

The gaming industry is highly regulated and we must maintain compliance to licenses and pay gaming taxes or a percentage of revenue where required by the jurisdictions in which we operate in order to continue our operations. Our business is subject to compliance with extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with material financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Data Protection and Privacy

Because we handle, collect, store, receive, transmit and otherwise process certain personal information of our users and employees, we are also subject to federal, state and foreign laws related to the privacy and protection of such data.

With our operations in Europe, we face particular privacy, data security and data protection risks in connection with requirements of the General Data Protection Regulation of the European Union (EU) 2016/679 (the “GDPR”) and other data protection regulations. Any failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data. In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including the GDPR, and the risk of litigation and regulatory enforcement actions.

Any significant change to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding the use of personal data, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business.

Curacao License

The Curacao Ministry of Justice has only granted four online gaming Master Licenses. Our license is a sublicense from one of the four master license holders, Gaming Services Provider N.V. #365/JAZ. The Curacao Ministry of Justice allows an applicant for a sublicense from a Master License holder to operate under the master license holder’s license, so long as they meet certain operating and compliance criteria, including, without limitation, providing quarterly and annual submissions and conducting “know your customer” procedures. These criteria must be met at the stage of application as well as on an ongoing basis. As such, so long as we maintain the requisite criteria for holding the sublicense, as a sublicensee we can enjoy the same privileges and rights that the Master License holder has, but without the ability to issue licenses.

This single sublicense covers any kind of game requiring skill or chance, including esports and sports betting. Additionally, it also allows the operator to carry out and offer services related to iGaming including aggregators, software providers, and platform operators.

The entities that evaluate our ongoing compliance are the Master License holder and the Curacao Gaming Control Board. There is no set standard, to date, to quantify sanctions. These are reviewed on an individual basis. The framework to suspend a sublicense is based on the severity of the infraction, and include, not paying licensing fees, not adhering to policies or resolving customer issues, and not keeping required “know your customer” procedures up to date. Where direct violations of the sublicense agreement pertain to the compliance with the Master License, suspensions would be enforced until the sublicense holder has submitted all needed information or documents as requested by the Master License holder or the Curacao Gaming Board. In addition, any customer complaints that are not resolved could result in a suspension of our sublicense depending on the severity of the issue. Finally, marketing or accepting players from prohibited countries could result in an immediate suspension of our sublicense. In such case, we would need to show that IP geo blocking of the countries has been implemented and measures put in place to ensure we are not accepting customers from said country moving forward.

Responsible and Safer Gaming

We view the safety and welfare of our users as critical to our business and have made appropriate investments in our processes and systems. We are committed to industry-leading responsible gaming practices and seek to provide our users with the resources and services they need to play responsibly.

Legal Proceedings

While we are not presently party to any active legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, from time to time, we may become involved in legal proceedings in the ordinary course of business.

Corporate Structure

Esports Technologies, Inc. was formed in Nevada in September of 2020 and currently has wholly-owned subsidiaries in Ireland, Malta, Gibraltar, Israel, Belize and Cyprus.

Available Information

Our Internet address is esportstechnologies.com. On this website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; our proxy statements related to our annual stockholders’ meetings; and any amendments to those reports or statements. All such filings are available on our website free of charge. The charters of our audit, nominating and governance and compensation committees and our Code of Business Conduct and Ethics Policy are also available on our website and in print to any stockholder who requests them. The content on our website is not incorporated by reference into this Form 10-K unless expressly noted.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Form 10-K. If any of the following events occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Risks Related to the Company’s Business, Operations and Industry

Our completed acquisition of the Aspire assets remains subject to integration risks.

On November 29, 2021, we completed our acquisition of Aspire’s portfolio of B2C proprietary online casino and sportsbook brands, including Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP.

Successful integration of Aspire’s operations and personnel into our existing business places an additional burden on management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition, results of operations and prospects.

Furthermore, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers and other relationships. The difficulties of combining the operations of the companies include, among others, difficulties in conforming procedures, other policies, business cultures and compensation structures; assimilating employees, keeping existing customers and obtaining new customers. Our failure to meet the challenges involved in continuing to integrate the operations of these new assets or to otherwise realize any of the anticipated benefits of the acquisition could adversely impair our business and operations.

We are party to a Credit Agreement which contains restrictive covenants, and if we are unable to comply with these covenants then the lender could declare an event of default wherein we may need to immediately repay the amounts due under the Credit Agreement.

On November 29, 2021, we entered into a Credit Agreement with CP BF Lending, LLC to finance the acquisition of the Aspire assets that we purchased on the same date, via a term loan in the maximum principal amount of $30.0 million with a maturity of 36 months. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments; and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are secured by a first priority lien on our assets. If we fail to comply with the covenants or payments specified in the Credit Agreement, the lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

The COVID-19 pandemic and the efforts to mitigate its impact may have an adverse effect on our business, liquidity, results of operations, financial condition and price of our securities.

The pandemic involving the novel strain of coronavirus, or COVID-19, and the measures taken to combat it, may have certain and adverse effects on our business. Public health authorities and governments at local, national and international levels have implemented various measures to respond to this pandemic. Some measures that directly or indirectly impact our business include:

•	voluntary or mandatory quarantines;

•	restrictions on travel; and

•	limiting gatherings of people in public places.

While we are primarily an online business, such factors could nonetheless have a negative effect on our business and our ability to effectively and efficiently run our business. During the COVID-19 pandemic, we have undertaken certain measures in an effort to mitigate the spread of COVID-19, including, having our employees work remotely where possible, which may make maintaining our corporate operations, quality controls and internal controls difficult. Moreover, the COVID-19 pandemic and mitigation efforts may also adversely affect our customers’ financial condition, which could result in reduced spending and reduced use of our online gaming platform.

As events are rapidly changing, we do not know how long the COVID-19 pandemic and the measures that have been introduced to respond to it will disrupt our operations or the full extent of that disruption.  We also cannot predict how long the effects of COVID-19 and the efforts to contain it will continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. It is also possible that the impact of the pandemic and response on our customers and markets will persist for some time after governments ease their restrictions. These measures may impact our business and financial condition as the responses to control COVID-19 continue.

We are an early development stage company with a limited operating history and a history of losses.

Although our predecessor has been in business since 2016, during our predecessor’s existence substantially all of our efforts were focused on developing our technology and intellectual property and operating our first generation website. As a result, we have generated extremely limited revenues and have incurred an accumulated deficit of approximately $16.6 million as of September 30, 2021. There can be no assurance that we will ever generate meaningful revenues or be profitable. If we cannot achieve our business objectives, investors in our shares will likely suffer a loss of their entire investment.

We have a new business model, which makes it difficult for us to forecast our financial results, creates uncertainty as to how investors will evaluate our prospects, and increases the risk that we will not be successful.

We have a new business model and are in the process of developing new offerings, including an updated sports betting technology platform. Accordingly, it will be difficult for us to forecast our future financial results, and it is uncertain how our new business model will affect investors’ perceptions and expectations with respect to our business and economic prospects. Additionally, our new business model may not be successful. Consequently, you should not rely upon any past financial results as indicators of our future financial performance.

Our current and future online offerings are part of new and evolving industries, presenting significant uncertainty and business risks.

The online gaming and interactive entertainment industry is relatively new and continuing to evolve. Whether these industries grow and whether our online business will ultimately succeed, will be affected by, among other things, developments in gaming platforms, legal and regulatory developments (such as the passage of new laws or regulations or the extension of existing laws or regulations to online gaming activities), taxation of gaming activities, data privacy laws and regulation and other factors that we are unable to predict and which are beyond our control. Given the dynamic evolution of these industries, it can be difficult to plan strategically, and it is possible that competitors will be more successful than us at adapting to the changing landscape and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation, we may become subject to additional compliance-related costs. Consequently, we are unable to provide assurance that our online and interactive offerings will grow at anticipated rates or be successful in the long term.

We have a limited operating history and we expect a number of factors will cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.

We are an esports gambling platform with a limited operating history. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We anticipate that our operating results will significantly fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. In particular, you should consider that we cannot provide assurance that we will be able to:

•	successfully develop and introduce our updated website;

•	maintain our management team;

•	raise sufficient funds in the capital markets to effectuate our business plan;

•	attract, enter into or maintain contracts with, and retain customers; and/or

•	compete effectively in the extremely competitive environment in which we operate.

These factors are our best estimates of possible factors that will affect our future operating results, however, they should not be considered a complete recitation of possible factors that could affect the Company. In addition, we do not know how the economic and societal impact of the ongoing COVID-19 global pandemic may negatively affect our current and future operations and development. Accordingly, the results of any historical quarterly or annual periods should not be relied upon as indications of future operating performance.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

To date, we have relied primarily on equity financing to carry on our business. We have limited financial resources, no operating cash flow and no assurance that sufficient funding will be available to us to fund our operating expenses and to further develop our business. We expect the net proceeds from this offering, along with our current cash position, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Thereafter, unless we achieve profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to our existing shareholders. There can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of our business with the possible loss of such properties or assets. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

We conduct our operations outside the United States and that exposes us to foreign currency transaction and translation risks. As a result, changes in the valuation of the U.S. dollar in relation to other currencies, primarily the Euro, could have positive or negative effects on our profit and financial position.

Our global operations are likely to expose us to foreign currency transaction and translation risks. Our functional currency is the U.S. dollar, and as a result, we will be subject to foreign currency fluctuation as all of our revenues, and a significant majority of our operating expenses will not be denominated in the U.S. dollar. We are not licensed in the United States, so we do not have revenues denominated in U.S. dollars. A decrease in the value of non-U.S. dollar currencies, primarily the Euro, against the U.S. dollar could impact our ability to repay our U.S. dollar denominated liabilities, including our term Debt. These risks related to exchange rate fluctuations may increase in future periods as our operations outside of the United States expand.

We rely on information technology and other systems and services provided by third parties, primarily by Aspire Global plc, and any failures, errors, defects or disruptions in these systems or services could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects. The third-party platforms upon which these systems and software are made available could contain undetected errors.

Our technology infrastructure is critical to the performance of our offerings and to user satisfaction. As part of the Acquisition, we entered into an Operator Services Agreement with Aspire for the following four years, which requires Aspire to provide key licensing and operational services in each jurisdiction where Aspire is licensed and operational. However, the systems provided by Aspire, on which we rely, may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take, in connection with Aspire, to prevent or hinder cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact on us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

Additionally, our products or products provided by Aspire, may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch. If a particular product offering is unavailable when users attempt to access it or navigation through our offerings is slower than they expect, users may be unable to place their bets or set their line-ups in time and may be less likely to return to our products and services as often, if at all. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop utilizing our offerings, divert our resources and delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects.

We believe that if our users have a negative experience with our offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our products or to recommend our offerings to other potential users. As such, a failure or significant interruption in our service could harm our reputation, business and operating results.

The esports betting industry is new and evolving, which makes the establishment of odds for esports matches more difficult than traditional sports betting and which exposes us to potentially greater risks than competitors that focus solely on traditional sports wagering.

The esports betting industry is new and evolving. Unlike traditional sports odds-making that is well established, establishing odds for esports matches is more difficult as the data required to generate the odds is significantly more limited due to the general newness of the industry. As such, we believe there may be greater volatility in betting esports matches, as compared to traditional sports, which may cause greater volatility in our business. In connection with the initial rollout of our updated site, we are currently dependent on UltraPlay to provide odds. Our long-term strategy is to differentiate ourselves in the esports gaming industry by developing our own intellectual property in the form of new esports predictive gaming models, which we believe will help us establish better odds than are currently available in the industry. However, we can provide no assurance that we will be successful in creating esports predictive gaming models that are superior to current odds providers. Furthermore, even if we are able to create such a model, we can provide no assurance that esports betting will not remain more volatile than traditional sports betting.

We rely on other third-party data providers for real-time and accurate data for events, and we cannot guarantee that such third parties will perform adequately or will not terminate their relationships with us.

We currently rely on third-party data providers to obtain accurate information regarding schedules, results, performance and outcomes of events. We rely on this data to determine when and how bets are settled. If we experience errors or delays in receiving this data, it may result in us incorrectly settling bets. If we cannot adequately resolve the issue with our users, our users may have a negative experience with our offerings, our brand or reputation may be negatively affected, and our users may be less inclined to continue or resume utilizing our products or recommend our platform to other potential users.

Our success in the competitive gaming and interactive entertainment industries depends on our ability to develop and manage frequent introductions of innovative products and operate within the guidelines of the content owners (publishers) in order to attract and retain users.

The online gaming and interactive entertainment industries are characterized by dynamic customer demand and technological advances. As a result, we must continually introduce and successfully market new technologies in order to remain competitive and effectively stimulate customer demand. The process of developing new products and systems is inherently complex and uncertain. It requires accurate anticipation of changing customer needs and end user preferences as well as emerging technological trends. If our competitors develop new content and technologically innovative products, and we fail to keep pace, our business could be adversely affected. Additionally, the introduction of products embodying new technology and the emergence of new industry standards can render our existing offerings obsolete and unmarketable. To remain competitive, we must invest resources towards research and development efforts to introduce new and innovative products with dynamic features to attract new customers and retain existing customers. If we fail to accurately anticipate customer needs and end-user preferences through the development of new products and technologies, we could lose business to our competitors, which would adversely affect our results of operations and financial position.

We can provide no assurance that we will successfully develop new products or enhance and improve our existing products, that new products and enhanced and improved existing products will achieve market acceptance or that the introduction of new products or enhanced existing products by others will not render our products obsolete. Dynamic customer demand and technological advances often demand high levels of research and development expenditures in order to meet accelerated product introductions, and the life cycles of certain products may be short, which could adversely affect our operating results. In some cases, our new products and solutions may require long development and testing periods and may not be introduced in a timely manner or may not achieve the broad market acceptance necessary to generate significant revenue. Our inability to develop solutions that meet customer needs and compete successfully against competitors’ offerings could have a material adverse effect on our business, financial condition and results of operations.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

The demand for entertainment and leisure activities tends to be highly sensitive to changes in consumers’ disposable income, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdown, and sustained high levels of unemployment may reduce customers’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, including gambling. As a result, we cannot ensure that demand for our products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, could lead to a further reduction in discretionary spending on leisure activities, such as gambling. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could reduce our online games, reducing our cash flows and revenues. If we experience a significant unexpected decrease in demand for our products, we could incur losses.

Negative events or negative media coverage relating to, or a declining popularity of, daily fantasy sports, sports betting, the underlying sports or athletes, online sports betting or esports in particular, could have an adverse impact on our business.

Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, changes to our product, product quality, litigation, or regulatory activity, or regarding the actions of third parties with whom we have relationships or the underlying sports or esports could seriously harm our reputation. Negative public perception could also lead to new restrictions on or to the prohibition of esports or sports betting in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

Public opinion can also exert a significant influence over the regulation of the gaming industry. A negative shift in the public’s perception of gaming could affect future legislation in different jurisdictions. Among other things, such a shift could cause jurisdictions to abandon proposals to legalize gaming, thereby limiting the number of new jurisdictions into which we could expand. Negative public perception could also lead to new restrictions on or to the prohibition of gaming in jurisdictions in which we currently operate.

We face competition from other companies and our operating results will suffer if we fail to compete effectively.

There is intense competition amongst gaming solution providers. There are a number of established, well financed companies producing both land-based and online gaming and interactive entertainment products and systems that compete with the products of the Company. As most of our competitors have financial resources that are greater than us, they may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or otherwise develop more commercially successful products than us, which could impact our ability to win new marketing contracts. Furthermore, new competitors may enter our key market areas. If we are unable to obtain significant market presence or if we lose market share to our competitors, our results of operations and future prospects would be materially adversely affected. There are many companies with already established relationships with third parties, including gaming operators that are able to introduce directly competitive products and have the potential and resources to quickly develop competitive technologies. Our success depends on our ability to develop new products and enhance existing products.

We rely on third-party payment processors to process deposits and withdrawals made by our users into the platform, and if we cannot manage our relationships with such third parties or other payment-related risks occur (such as risks associated with the fraudulent use of credit or debit cards, which could have adverse effects on our business due to chargebacks from customers), our business, financial condition and results of operations could be adversely affected.

We allow funding and payments to accounts using a variety of methods, including electronic funds transfer (“EFT”), and credit and debit cards. As we continue to introduce new funding or payment options to our players, we may be subject to additional regulatory and compliance requirements. We also may be subject to the risk of fraudulent use of credit or debit cards, or other funding and/or payment options. For certain funding or payment options, including credit and debit cards, we may pay interchange and other fees which may increase over time and, therefore, raise operating costs and reduce profitability. We rely on third parties to provide payment-processing services and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We have had difficulty accessing the service of banks, credit card issuers and payment processing services providers in the past, which may make it difficult to sell and collect on the sales of our products and services. We are also subject to rules and requirements governing EFT which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees or possibly lose our ability to accept credit or debit cards, or other forms of payment from customers which could have a material adverse impact on our business.

Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In our industry, customers occasionally seek to reverse online gaming losses through chargebacks, which have adverse effects on our business or results of operations.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services, and our failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings.

A significant portion of our revenues may be generated from products using intellectual property we license from third parties. For example, we license intellectual property from third parties for use in our gaming products. Our future success may depend upon our ability to obtain licenses to use new and existing intellectual property and our ability to retain or expand existing licenses for certain products. If we are unable to obtain new licenses or renew or expand existing licenses, our operating results would be negatively impacted if we were unsuccessful in licensing certain of those rights and/or protecting those rights from infringement, including losses of proprietary information from breaches of our cyber security efforts.

We rely on information technology and other systems and platforms (including with respect to validating the identity and location of our users), and any failures, errors, defects or disruptions in our and third-party systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, and adversely affect our operating results and growth prospects.

Our business depends upon the capacity, reliability and security of the infrastructure owned by third parties over which our offerings are deployed. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. If one or more of these companies is unable or unwilling to supply or expand our levels of service in the future, our operations could be adversely impacted. Also, to the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

Information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.

We receive, process, store and use personal information and other customer data. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us which could have an adverse impact on our business. The costs of compliance with these types of laws may increase in the future as a result of changes in interpretation or changes in law. Any failure on our part to comply with these types of laws may subject us to significant liabilities.

Third parties we work with may violate applicable laws or our policies, and such violations may also put our customers’ information at risk and could in turn have an adverse impact on our business. We will also be subject to payment card association rules and obligations under each association’s contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the associated expense and penalties. If we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

Security breaches, computer malware and computer hacking attacks have become more prevalent. Any security breach caused by hacking which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We are subject to risks related to holding cryptocurrencies and accepting cryptocurrencies as a form of payment.

We have in the past, and may in the future, accept bitcoin or other cryptocurrencies from our customers as a form of deposit on our platform.

Cryptocurrencies are not considered legal tender or backed by any government and have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with any such prohibitions that may be applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

Cryptocurrencies have in the past and may in the future experience periods of extreme volatility. Fluctuations in the value of any cryptocurrencies that we hold may also lead to fluctuations in the value of our common stock. In addition, there is substantial uncertainty regarding the future legal and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. For instance, governments may in the near future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. In such case, ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency, could have a material adverse effect on our business.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our Chairman and Chief Executive Officer, Aaron Speach, and our Chief Operating Officer, Bart Barden. We do not presently maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. The loss of any of our executive officers could cause our business to be disrupted, and we may incur additional and unforeseen expenses to recruit and retain new officers.

Risks Related to the Company’s Legal and Regulatory Requirements

Our current operations are dependent on our ability to comply with our own gaming license and market access rights secured with the Aspire acquisition, and if we do not retain these rights we will not be able to operate.

Our Curacao gaming license is a sublicense of a master license a The Curacao Ministry of Justice has only granted four online gaming Master Licenses. Our license is a sublicense from one of the four master license holders, Gaming Services Provider N.V. #365/JAZ. The Curacao Ministry of Justice allows an applicant for a sublicense from a Master License holder to operate under the master license holder’s license, so long as they meet certain operating and compliance criteria. These criteria must be met at the stage of application as well as on an ongoing basis. As such, so long as we maintain the requisite criteria for holding the sublicense, as a sublicensee we can enjoy the same privileges and rights that the Master License holder has, but without the ability to issue licenses.

All of our operations are conducted pursuant to the foregoing sublicense. If we are unable to maintain our gaming licenses for any reason, we would be unable to conduct any gaming business and our business would be materially harmed.

In addition, under our gaming license, we can accept wagers from residents of a limited number of jurisdictions, primarily in parts of Asia and South America. In order to expand our operations in the future, particularly into the United States and many European countries, we will need to obtain gaming licenses in such jurisdictions or partner with companies already operating in such jurisdictions. We can provide no assurance that we will be able to maintain our current gaming license or obtain future gaming licenses.

The acquisition of the Aspire B2C business included sublicenses to allow us to operate in several western European Markets. We are required to comply with requirements of each of these licenses to maintain market access. If we fail to comply with the various regulations, we may be unable to conduct any gaming business in that jurisdiction and our business would be materially harmed.

We cannot be certain that our platform will maintain regulatory approval, and without regulatory approval we will not be able to market and grow our business around the world.

Any license, permit, approval or finding of suitability may be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process which could adversely affect our operations. A gaming regulatory body may refuse to issue or renew a registration.

We currently block direct access to wagering on our website from the United States and other jurisdictions in which we do not have license to operate through IP address filtering. Individuals are required to enter their age upon gaining access to our platform. Despite all such measures, it is conceivable that that a user, underage, or otherwise could devise a way to evade our blocking measures and access our website from the United States or any other foreign jurisdiction in which we are not currently permitted to operate.

Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. In sum, we may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. The licensing process may result in delays or adversely affect our operations and our ability to maintain key personnel, and our efforts to comply with any new licensing regulations will increase our costs.

If our trading platform, which is in development, is deemed to be a secondary exchange or alternative trading platform, we will likely be required to terminate such platform, which will adversely affect our financial condition and future business strategy.

We intend to build a trading platform which will allow for more of a business-to-business experience by matching up larger volume betting and position asks across businesses operating in the esports wagering space. When the platform is introduced, we will seek to have other wagering sites as customers or users of the platform. If a wagering site had a position in a particular esports event for which it wished to reduce its exposure, the site would seek to take (or request) a matching wager on the platform and another customer or user of the platform could choose to accept such wager. By doing so, the initial wagering site would reduce its overall exposure to the esports event. We currently expect that we would receive a fee on each matched transaction. At this time, the size of the fee is unknown, but would likely be relative to the size of the wager.

We do not believe such a platform would be considered to be a marketplace for “securities” or that it would be considered to be a secondary exchange or alternative trading platform in the jurisdictions in which we intend to operate, which would expose us to significant and costly regulation in such jurisdictions. However, as platforms of this nature are new and evolving, we can provide no assurance that one or more jurisdictions would not deem our platform to be a secondary exchange or alternative trading platform. Such a determination would subject us to significant regulations and costs, and would likely result in our being unable to operate the platform in those jurisdictions. In addition, to the extent we have not complied with any laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition. If we were required to cease the use of our platform, we would have expended material costs and expenses for a product that we could not utilize and our business would be materially harmed.

We are subject to various laws relating to foreign corrupt practices, the violation of which could adversely affect its operations, reputation, business, prospects, operating results and financial condition.

We are subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse impact on our business.

Violations of these laws and regulations could result in significant fines, criminal sanctions against us, our officers or our employees. Additionally, any such violations could materially damage our reputation, brand, international expansion efforts, ability to attract and retain employees and our business, prospects, operating results and financial condition.

Historically, we have dealt with significant amounts of cash in our operations, which have subjected us to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by us could have a material adverse impact on our business.

Our growth prospects depend on a variety of U.S. and foreign laws, many of which are unsettled and still developing with respect to the legal status of real-money gaming in various jurisdictions, regulatory restrictions and/or taxes which could subject us to claims or otherwise harm our business.

If a large number of U.S. states or the federal government enact online real money gaming legislation and we are unable to obtain the necessary licenses to operate online real money gaming websites in the United States jurisdictions where such games are legalized, our future growth in real money gaming could be materially impaired.

States or the federal government may legalize online real money gaming in a manner that is unfavorable to us. Several states and the federal government are considering draft laws that require online casinos to also have a license to operate a brick-and mortar casino, either directly or indirectly through an affiliate. If state jurisdictions enact legislation legalizing online real money casino gaming subject to this brick-and-mortar requirement, we may be unable to offer online real money gaming in such jurisdictions if we are unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction on acceptable terms.

In the online real money gaming industry, a significant “first mover” advantage exists. Our ability to compete effectively in respect of a particular style of online real money gaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so could materially impair our ability to grow in the online real money gaming space.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business, financial condition, and results of operations.

We may from time to time seek to enforce our intellectual property rights against infringers when we determine that a successful outcome is probable and may lead to an increase in the value of the intellectual property. If we choose to enforce our intellectual property rights against a party, then that individual or company has the right to ask the court to rule that such rights are invalid or should not be enforced. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of managerial and operational personnel even if we were successful in stopping the infringement of such rights. In addition, there is a risk that the court will decide that such rights are not valid and that we do not have the right to stop the other party from using the inventions.

Further, our competitors have been granted patents protecting various gaming products and solutions. If our products and solutions employ these processes, or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. The question of whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which might later result in issued patents that our products and solutions may infringe. There can be no assurance that our products will not be determined to have infringed upon an existing third-party patent. If any of our products and solutions infringes a valid patent, we may be required to discontinue offering certain products or systems, pay damages, purchase a license to use the intellectual property in question from its owner, or redesign the product in question to avoid infringement. A license may not be available or may require us to pay substantial royalties, which could in turn force us to attempt to redesign the infringing product or to develop alternative technologies at a considerable expense. Additionally, we may not be successful in any attempt to redesign the infringing product or to develop alternative technologies, which could force us to withdraw our products or services from the market.

We may also infringe other intellectual property rights belonging to third parties, such as trademarks, copyrights and confidential information. As with patent litigation, the infringement of trademarks, copyrights and confidential information involve complex legal and factual issues and our products, branding or associated marketing materials may be found to have infringed existing third-party rights. When any third-party infringement occurs, we may be required to stop using the infringing intellectual property rights, pay damages and, if we wish to keep using the third-party intellectual property, purchase a license or otherwise redesign the product, branding or associated marketing materials to avoid further infringement. Such a license may not be available or may require us to pay substantial royalties.

The success of our business depends on our continued ability to use our tradenames in order to increase our brand awareness. As of the date hereof, we do not have any federally registered trademarks owned by us, but we may pursue registered trademarks in the future. The unauthorized use or other misappropriation of any of the foregoing trademarks or tradenames could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secrets to protect our proprietary technologies. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks Related to Our Common Stock

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, who acquired their shares of common stock at prices substantially below our current trading price, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements described below expire and other restrictions on resale lapse, the trading price of our common stock could be adversely impacted.

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

Nevada law and provisions in our articles of incorporation and bylaws could make a takeover proposal more difficult.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our articles of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our articles of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders; do not provide stockholders with the ability to cumulate their votes; and

•	provide that our board of directors may amend our bylaws.

Additionally, our authorized capital includes preferred stock issuable in one or more series. Our board has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

Our management team has limited experience managing a public company and regulatory compliance may divert our attention from the day-to-day management of its business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. These obligations typically require substantial attention from our senior management and could divert our attention away from the day-to-day management of our business.

Our current shareholders’ ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We have in the past and intend in the future to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our articles of incorporation authorize us to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of this offering;

•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Failure to continue improving our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the SEC. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to consider taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If no analyst elects to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. As a small-cap company, we are more likely than our larger competitors to lack coverage from securities analysts. In addition, even if we receive analyst coverage, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, our stock price could decline.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate and executive offices are in located in a leased facility in Las Vegas, Nevada. Our European headquarters is located in a leased facility in Malta. We also have a leased facility in Dublin, Ireland. We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

Item 3.	Legal Proceedings.

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. However, we are currently not a party to any pending legal actions. We have insurance policies covering any potential losses where such coverage is cost effective.

We are not at this time involved in any additional legal proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Capital Market under the symbol “EBET” since April 15, 2021.

Holders of Common Equity

As of December 7, 2021, we had approximately 114 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2021, that have not been previously disclosed on a Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended September 30, 2021.

Equity Compensation Plan Information

See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.” Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-K.

Overview

We develop products and operate platforms to provide a real money online gambling experience focused on esports and competitive gaming.

We operate licensed online gambling platforms which are real money betting platforms. Our mission is to define, shape and drive growth of the current and future esports wagering ecosystem by providing advanced product, platform and marketing solutions directly to service providers and customers. We accept wagers on major esports titles including: Counter-Strike: GO, League of Legends, Dota 2, StarCraft 2, Rocket League, Rainbow Six, Warcraft 3, King of Glory and FIFA; as well as professional sports including the National Football League, National Basketball Association, Major League Baseball, soccer and more.

On November 29, 2021, we acquired the Business to Consumer (B2C) business of Aspire Global plc (“Aspire”). The B2C business offers a portfolio of distinctive proprietary brands focused primarily on igaming, which is online casino and table games such as blackjack, virtual sport computer simulated games and slot machines, as well as traditional sports betting, in the locations where we are licensed to do so, to a diverse customer base operating across regulated markets. We acquired the B2C business for €65,000,000 payable as follows: (i) a cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note; and (iii) 186,838 shares of our common stock, which were valued at €5,000,000.

Results of Operations for the Year Ended September 30, 2021, compared to the Year Ended September 30, 2020

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Years Ended September 30,
	2021		2020
	$	%	$	%

Revenue	$164,807	100%	$195,778	100%
Cost of revenue	(37,744)	-23%	(114,564)	-59%

Gross profit (loss)	127,063	77%	81,214	41%

Operating expenses:
Sales and marketing expenses	3,221,218	1955%	–	0%
Product and technology expenses	3,103,611	1883%	–	0%
Acquisition costs	147,616	90%	–	0%
General and administrative expenses	7,103,943	4310%	192,160	98%
Total operating expenses	13,576,388	8238%	192,160	98%

Income (loss) from operations	(13,449,325)	-8161%	(110,946)	-57%

Other expenses:
Interest expense	(1,704,395)	-1034%	(150,376)	-77%
Foreign currency loss and other	(46,304)	-28%	(46,154)	-24%
Loss on debt extinguishment	–		(265,779)	-136%
Total other expense	(1,750,699)	-1062%	(462,309)	-236%

Income (loss) before provision for income taxes	(15,200,024)	-9223%	(573,255)	-293%
Provision for income taxes	–	0%	–	0%

Net income (loss)	$(15,200,024)	-9223%	$(573,255)	-293%

Year Ended September 30, 2021, compared to September 30, 2020

Revenue and Gross Profit

During the year ended September 30, 2021, we generated $164,807 in revenue and $127,063 in gross profit. For the year ended September 30, 2020, we generated $195,778 in revenue and $81,214 in gross profit. The decrease in revenue in the year ended September 30, 2021, when compared with the same period in the prior year was primarily driven by the disruption to our business required to launch our improved wagering platform and expanding our payment solutions. The launch of our improved wagering platform delayed launching our marketing campaign resulting in reduced outreach to new and existing customers, which resulted in lower revenues. The increase in gross profit in the year ended September 30, 2021, when compared with the same resulted from a modified contractual relationship with our new wagering platform requiring the costs of the platform to be recorded in product and technology expense.

Sales and Marketing Expense

Sales and marketing expense was $3,221,218 for the year ended September 30, 2021, an increase from zero in the same period in the prior year. This increase was a result of adding marketing staff of approximately $0.4 million to prepare for our outreach campaign related to our new wagering products and services, $1.1 million of stock-based compensation costs to employees and consultants, licensing of software and external consultants of $1.7 million and the initial roll out of our marketing campaigns focused primarily on our free to play game. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $3,103,611 for the year ended September 30, 2021, as compared to zero for the same period in the prior year. The increase is due to increased hiring of both employees and consultants focused on expanding our product offerings. Product and technology expenses for the year ended September 30, 2021, included payroll-related costs of $1.6 million, stock-based compensation of $0.6 million and other development costs of $0.9 million consisting primarily of consulting and other development costs.

General and Administrative Expense

General and administrative expense was $7,103,943 for the year ended September 30, 2021, as compared to $192,160 for the same period in the prior year. General and administrative expense included payroll-related costs of $1.6 million, $2.4 million of stock-based compensation cost (of which $1.5 million was to outside consultants), and professional fees of approximately $1.9 million.

Interest and Other Expenses

During the year ended September 30, 2021, we recognized interest expense of $1,704,395, which included amortization of debt discount of $1.5 million related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names. We also incurred a foreign currency loss of $46,304.

Net Income/Loss

Net loss for the year ended September 30, 2021, was $15,200,024 compared to a net loss of $573,255 for the same period in the prior year. The increase in net loss was primarily due to the significant in increase in general and administrative expenses of $6.9 million, an increase in product and technology expenses of $3.1 million and a increase in our Sales and Marketing costs of $3.2 million as we expand our business and develop new products and services. The increase in interest expense of $1.5 million also contributed to the increase in net loss.

Liquidity and Capital Resources

On September 30, 2021, we had cash and cash equivalents of $9,064,859, and had working capital of $7,997,241. We have historically funded our operations from proceeds from debt and equity sales, and funds received from customers.

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

Acquisition of Aspire Global Business to Consumer (“B2C”) Business

In order to accelerate the growth and expand market access for our esports product offerings, on November 29, 2021, we completed the acquisition of Aspire Global’s B2C business for €65,000,000 payable as follows: (i) a cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note; and (iii) 186,838 shares of our common stock, which were valued at €5,000,000.

On September 30, 2021, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”). Pursuant to the Subscription Agreements, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such Investors, simultaneous with the closing of the Acquisition Agreement, shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000.00 per share (the “Private Placement”). For each share of Preferred Stock issued, the Company issued the Investor a warrant to purchase 150% of the shares of Company common stock underlying the Preferred Stock (the “Warrants”). The aggregate Private Placement, which was completed on the closing date of the Acquisition Agreement was $37.7 million.

On November 29, 2021, the Company entered a credit agreement (the “Credit Agreement”) with CP BF Lending, LLC (“Lender”), pursuant to which the Lender agreed to make a single loan to the Company of $30.0 million (the “Loan”). The Loan bears interest on the unpaid principal amount at a rate per annum equal to 15.0% as follows: (1) cash interest on the unpaid principal amount of the Loan at a rate equal to 14.0% per annum, plus (2) payable-in-kind interest (“PIK Interest”) on the unpaid principal amount of the Loan at a rate equal to 1.0% per annum. The Company paid to Lender on the closing date a non-refundable origination fee in an amount equal to $750,000.

As of September 30, 2021, we have incurred an accumulated deficit of $16,649,550 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $8,308,198 for the year ended September 30, 2021, as compared to cash used in operating activities of $67,717 for the same period in the prior year. Net cash used in operating activities during the twelve months ended September 30, 2021, included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services related to completion of our audit, development of our new wagering platform and preparation of our public offering filings.

Cash used in investing activities

Net cash used in investing activities was $577,811 for the year ended September 30, 2021 and was related to the purchase of software assets to support the new wagering platform, and the purchase of long-term assets related to intellectual property rights.

Cash used provided by financing activities

Net cash provided by financing activities was $17,896,957 for the year ended September 30, 2021 and was related to the sale of 2,000,000 shares of common stock at $2.00 per share in a private placement, partially offset by costs of capital to brokers of $351,929 as well as private placements of our common stock completed in January and February 2021, at $3.00 per share for gross proceeds of $750,000. In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. The Company paid underwriting fees and other expenses of $885,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five years.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: long lived assets; intangible assets valuations; and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Stock-based Compensation

Our historical and outstanding stock-based compensation awards, including the issuances of options and other stock awards under our equity compensation plans, have typically included service-based or performance-based vesting conditions. For awards with only service-based vesting conditions, we record compensation cost for these awards using the straight-line method over the vesting period. For awards with performance-based vesting conditions, we recognize compensation cost on a tranche-by-tranche basis.

Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. The Black-Scholes model requires management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different, including as a result of adjustments to stock-based compensation expense recorded for prior period.

Impairment of Long-Lived Assets

We regularly review our long-term assets, comprising intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability generally requires us to estimate the fair value of the long-term asset, including making assumptions and judgments on several items including, but not limited to, the future cash flows that will be generated by these assets. Measurement of any impairment loss for long-lived assets is based on the amount by which the carrying value exceeds the fair value of the asset.

Business Combinations

We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed in the companies acquired based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill and may involve engaging independent third parties to perform an appraisal. When determining the fair values of assets acquired and liabilities assumed in the acquired company, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill

We review goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. A qualitative assessment is first performed to determine if the fair value of a reporting unit is more likely than not to be less than its carrying amount. Judgment in the assessment of qualitative factors of impairment may include changes in business climate, market conditions, or other events impacting the reporting unit. If we determine an impairment is more likely than not based on our qualitative assessment, a quantitative assessment of impairment is performed.

Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. If we determine the carrying amount exceeds fair value, goodwill is impaired, and the excess is recognized as an impairment loss.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Esports Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Esports Technologies, Inc. (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2021 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company’s need for additional financing in order to fund its operations in 2021 raises substantial doubt about its ability to continue as a going concern. These 2021 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL AUDIT MATTERS

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ PWR CPA LLP

We have served as the Company's auditor since 2020.

Houston, Texas

December 23, 2021

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020

ASSETS
Current assets:
Cash	$9,064,859	$–
Accounts receivable, net	21,636	33,839
Prepaid expenses	664,250	50,000
Right of use asset, operating lease, current portion	170,512	–
Other current assets	26,387	–

Total current assets	9,947,644	83,839

Long term assets:
Software and equipment, net	85,334	–
Right of use asset, operating lease	172,915	–
Intangible assets - cryptocurrency	904	44,562
Intangible assets - license agreement, net	1,616,088	–
Intangible assets - domain names	2,239,606	2,239,606

Total assets	$14,062,491	$2,368,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,721,103	$55,760
Accounts payable, related party	–	152,888
Current lease liabilities	170,511	–
Liabilities to users	58,789	8,809
Total current liabilities	1,950,403	217,457

Convertible notes payable, net of discount	1,396,133	116,667
Other long term liabilities, net of discount	463,925	422,409

Total liabilities	3,810,461	756,533

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders' equity:
Preferred Stock $0.001 per value, 10,000,000 shares authorized, 0 issued and outstanding	–	–
Common stock $0.001 par value, 100,000,000 shares authorized, 13,315,414 and 7,340,421 shares issued and outstanding, respectively	13,315	7,340
Additional paid-in capital	26,834,354	3,053,660
Accumulated other comprehensive income	53,911	–
Accumulated deficit	(16,649,550)	(1,449,526)
Total stockholders’ equity	10,252,030	1,611,474

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,062,491	$2,368,007

The accompanying notes are an integral part of these consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	September 30,
	2021	2020

Revenue	$164,807	$195,778
Cost of revenue	(37,744)	(114,564)

Gross profit	127,063	81,214

Operating expenses:
Sales and marketing expenses	3,221,218	–
Product and technology expenses	3,103,611	–
Acquisition costs	147,616	–
General and administrative expenses	7,103,943	192,160
Total operating expenses	13,576,388	192,160

Loss from operations	(13,449,325)	(110,946)

Interest expense, net	(1,704,395)	(150,376)
Other expense	–	(46,154)
Foreign currency gain (loss)	(46,304)	–
Loss on debt extinguishment	–	(265,779)
Total other expense	(1,750,699)	(462,309)

Loss before provision for income taxes	(15,200,024)	(573,255)
Provision for income taxes	–	–

Net loss	(15,200,024)	(573,255)

Other comprehensive income :
Foreign currency translation	53,911	–
Total other comprehensive income	53,911	–

Comprehensive loss	$(15,146,113)	$(573,255)

Net loss per common share – basic and diluted	$(1.33)	$(0.08)

Weighted average common shares outstanding – basic and diluted	11,397,739	7,340,421

The accompanying notes are an integral part of these consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Common stock		Additional	Accumulated Other
	Number of		paid-in	Comprehensive	Accumulated
	Shares	Amount	capital	Income	deficit	Total

Balance at September 30, 2019	7,340,421	$7,340	$953,660	$–	$(876,271)	$84,729

Beneficial conversion feature	–	–	2,100,000	–	–	2,100,000

Net loss	–	–	–	–	(573,255)	(573,255)

Balance at September 30, 2020	7,340,421	7,340	3,053,660	–	(1,449,526)	1,611,474

Shares issued for cash, net	4,650,014	4,651	17,877,306	–	–	17,881,957

Shares issued for conversion of debt	375,000	375	187,125	–	–	187,500

Stock-based compensation	683,334	683	4,187,627	–	–	4,188,310

Shares and stock options issued for assets	65,000	65	1,513,837	–	–	1,513,902

Cashless exercise of warrants	196,645	196	(196)	–	–	–

Exercise of common stock options for cash	5,000	5	14,995	–	–	15,000

Net loss	–	–	–	–	(15,200,024)	(15,200,024)

Comprehensive income	–	–	–	53,911	–	53,911

Balance at September 30, 2021	13,315,414	$13,315	$26,834,354	$53,911	$(16,649,550)	$10,252,030

The accompanying notes are an integral part of these consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(15,200,024)	$(573,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,508,482	133,691
Loss on extinguishment of debt	–	265,779
Depreciation and amortization	390,291	–
Bad debt expense	50,932	–
Amortization of right of use assets	37,919	–
Stock-based compensation	4,188,310	–
Gain on cryptocurrency settlement	(45,267)	(3,227)
Changes in operating assets and liabilities:
Accounts receivable	(56,888)	(169,630)
Prepaid expenses	(614,250)	(50,000)
Other current assets	35,122	–
Accounts payable and accrued liabilities	1,729,365	178,736
Accounts payable - related parties	(152,888)	152,888
Right of use lease liabilities	(210,835)	–
Liabilities to users	31,533	(2,699)
Net cash used in operating activities	(8,308,198)	(67,717)

Cash flow from investing activities:
Purchase of software and equipment	(157,714)	–
Purchase of other long-term assets	(420,097)	–
Net cash used by investing activities	(577,811)	–

Cash flow from financing activities:
Proceeds from exercise of stock options	15,000	–
Proceeds from equity issuance, net of costs of capital	17,881,957	–
Net cash provided by financing activities	17,896,957	–

Effect of foreign exchange rates on cash	53,911	–

NET CHANGE IN CASH	9,064,859	(67,717)
CASH AT BEGINNING OF PERIOD	–	67,717
CASH AT END OF PERIOD	$9,064,859	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Beneficial conversion feature on convertible debt	$–	$2,100,000
Acquisition of domain name for convertible notes payable	$–	$2,239,606
Acquisition of assets for common shares and options	$1,513,902	$–

The accompanying notes are an integral part of these consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization

Esports Technologies, Inc. (“Esports Tech” or “the Company”) was formed on September 24, 2020 as a Nevada corporation. Esports Tech is a technology company creating and operating platforms focused on esports and competitive gaming. The Company operates under a Curacao gaming sublicense and can provide online betting services to various countries around the world. The majority of the Company’s customers are based in the Philippines.

On September 24, 2020, ESEG Limited (“ESEG”) was acquired by Global E-Sports Entertainment Group, LLC (“Global E-Sports”) in exchange for 50% of the membership interest in Global E-Sports held by the former owners of ESEG. The remaining 50% interest of Global E-Sports is held by Esports Tech. Prior to this transaction both ESEG and Global E-Sports shared common ownership. This transaction was accounted for as a combination of entities under common control and as such both operations have been combined from their inception. In addition, on September 24, 2020, Esports Tech executed a Share Exchange Agreement (“Share Exchange”) resulting in the acquisition of 100% of the membership interest of Global E-Sports in exchange for the issuance of 7,340,421 shares of common stock.

Pursuant to the Share Exchange, the merger between Global E-Sports and the Company was accounted for as a reverse merger. Under this method of accounting, Esports Tech was treated as the “acquired” company for financial reporting purposes. The net assets of Global E-Sports are stated at historical cost, with no goodwill or other intangible assets recorded.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and generated negative cash flows from operations since inception. In April 2021, the Company completed its Initial Public Offering (“IPO”) and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000, receiving net proceeds of $13,514,200. The Company's forecasts for 2022 and beyond indicate that it will have sufficient financial resources to continue to settle its debts as they fall due. In making this assessment, the Directors considered the going concern status for a period of at least 12 months from the date of signing the financial statements. For this reason, they continue to adopt the going concern basis in preparing the financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation and Consolidation

The basis of accounting applied is United States generally accepted accounting principles (“US GAAP”). All amounts included in this Form 10-K are expressed in U.S. Dollars, unless otherwise noted. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries listed below:

Entity	Incorporation Date	Location of Incorporation
Esportsbook Technologies Limited	December 8, 2020	Ireland
Esports Product Trading Malta Limited	August 11, 2021	Malta
Esports Product Technologies Malta Ltd	July 16, 2021	Malta
ESEG Limited	October 31, 2016	Belize
Gogawi Entertainment Group Limited	December 8, 2018	Cyprus
Global E-Sports Entertainment Group LLC	June 28, 2016	Nevada, USA

Gogawi has always been a wholly-owned subsidiary of ESEG Limited. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value.

Accounts Receivable

Through early fiscal 2021, the Company had an affiliate program, which consisted of a strategic partnership with a third-party operator in the Philippines. The Company charges the affiliate a fee calculated as a percentage of gross revenue. The affiliate partner controls cash received from the players on behalf of the Company and pays out winnings to the players for wagers placed. The receivable balance owed to the Company represents the net amount owed to the Company and is stated at historical cost less any allowance for doubtful accounts. As of September 30, 2020, all accounts receivable was due from the third-party operator. The allowance for doubtful accounts were $50,932 and $0 as of September 30, 2021 and 2020, related to the third-party operator.

Software and Equipment

Software and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Software costs are depreciated over periods of one to three years.

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

License agreements

The Company has acquired the rights under license agreements to use certain technology from third parties. The Company capitalizes the value of the license agreement based on the consideration paid for the license. Intangible assets related to license agreements are amortized over the length of the license agreement.

Domain names

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

Impairment of Long-Lived Assets

Long-lived assets consist of software and equipment, finite-lived acquired intangible assets, such as license agreements, and indefinite-lived assets such as internet domain names. Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. As of September 30, 2021 and 2020, the Company determined that long-lived assets were not impaired.

Leases

The Company accounts for leases under ASC 842. The Company assesses whether a contract contains a lease on its execution date. If the contract contains a lease, lease classification is assessed upon its commencement date under ASC 842. For leases that are determined to qualify for treatment as operating leases, rent expense is recognized on a straight-line basis over the lease term. Leases that are determined to qualify for treatment as finance leases recognize interest expense as determined using the effective interest method with corresponding amortization of the right-of-use assets. For leases with terms of 12 months and greater, an asset and liability are initially recorded at an amount equal to the present value of the unpaid lease payments over the lease term. In determining the lease term for each lease, the Company includes options to extend the lease when it is reasonably certain that the option will be exercised. The Company uses the interest rate implicit in the lease, when known, or its estimated incremental borrowing rate, which is derived from information available at the lease commencement date including prevailing financial market conditions, in determining the present value of the unpaid lease payments.

The Company’s only significant lease is for office space in Malta, which has a two-year lease term beginning August 1, 2021, and is classified as an operating lease. The lease has an option to extend the years for an additional two years with a 10% increase in annual rent. The Company paid €176,001 at commencement and owes an additional €160,001 in August 2022. The Company recognized a right of use asset and lease liability of $381,346 at commencement based on the present value of lease payments at commencement and utilizing an estimate incremental borrowing rate of 10%. Operating lease expense was $31,877 during the year ended September 30, 2021.

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

For the year ended September 30, 2021, a single customer accounted for approximately 77% of the Company’s revenue and 100% of the Company’s outstanding accounts receivable. No single customer exceeded more than 10% of revenue during the year ended September 30, 2020. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

Cost of Revenue

Cost of revenue consists of third-party costs associated with the betting software platform and depreciation of capitalized software costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with advertising and related software, strategic league and team partnerships and costs related to free to play contests, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred. Advertising costs incurred was $452,473 and zero for years ended September 30, 2021 and 2020, respectively.

Product and Technology Expenses

Product and technology expenses consist primarily of expenses which are not subject to capitalization or otherwise classified within Cost of Revenue. Product and Technology expenses include software licenses, depreciation of hardware and software and costs related to the compensation of product and technology personnel, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses includes costs related to the compensation of the Company’s administrative functions, insurance costs, professional fees and consulting expense.

Income Taxes

Deferred taxes are determined utilizing the "asset and liability" method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it's more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the underlying asset or liability or if not directly related to and asset or liability based on the expected reversal dates of the specific temporary differences.

Fair value of financial instruments

The Company discloses fair value measurements for financial and non-financial assets and liabilities measured at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but are corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Foreign Currency

The Company’s reporting currency is the U.S. Dollar. Certain subsidiaries of the Company have a functional currency other than the U.S. Dollar, and are translated to the Company’s reporting currency at each reporting date. Non-monetary items are translated at historical rates. Monetary assets and liabilities are translated from British pounds and Euro into U.S. Dollars, at the period-end exchange rate, while foreign currency expenses are translated at the exchange rate in effect on the date of the transaction. The net effect of translation is reflected as other comprehensive income. The gains or losses on transactions denominated in currencies other than an entity’s functional currency are included in the consolidated statement of operations.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions.

Earnings per share

The Company computes earnings per share in accordance with Accounting Standards Codification Topic 260 – Earnings per Share (Topic 260). Topic 260 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. The basic net loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Common shares issuable under convertible debt (3,825,000 shares), stock options (2,344,348 shares) and common stock warrants (2,199,541 shares) were excluded from the calculation of diluted net loss per share due to their antidilutive effect.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options.” Under the ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our convertible debt instruments is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, the Company is required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible debt to their face amount over the term of the convertible debt. We report higher interest expense in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest.

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount. When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

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

NOTE 3 – LONG-LIVED ASSETS

Software and Equipment

The Company’s software and equipment consisted of the following as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Software and equipment	$214,966	$–
Total software and equipment	214,996	–
Accumulated depreciation	(129,662)	–
Software and equipment, net	$85,334	$–

On November 5, 2020, the Company entered into an asset purchase agreement with a third party to acquire certain proprietary technology data. The Company made a cash payment of $61,425 and granted warrants to purchase 32,000 shares of common stock at an exercise price of $0.25 per share for a period of five years. The fair value of the warrants was estimated to be $57,252 as of the grant date. The total consideration paid of $118,677 is included as part of software costs within software and equipment on the Company’s consolidated balance sheet. The Company also entered into an employment agreement with the seller, effective November 1, 2020. The employee will be compensated at a rate of $110,000 per year and will receive a common stock award of 100,000 shares, which vest annually over four years.

The software costs above relate to acquired components of the Company’s existing platform and other future products which are being depreciated over the expected useful life of 3 years. The useful life of certain software costs substantially related to the existing platform was accelerated to coincide with the expected migration to the Aspire platform resulting in an increased depreciation charge of approximately $100,000.

Intangible Assets – Domain Names

On September 1, 2020, the Company’s wholly-owned subsidiary, ESEG, entered into domain purchase agreements to acquire the rights to certain domain names from third parties. The cost to acquire the domain names was $2,239,606, based on the estimated fair value of the consideration transferred to the sellers. ESEG issued notes payable with a combined principal amount of $2,100,000, which were to mature on March 1, 2022, bearing interest at 10%. These notes were exchanged for notes of the Company in September 2020. The Company also agreed to pay a total of $675,000 on September 1, 2025, with no interest. The Company estimated discount of these liabilities totaling $535,394 at the date of the transaction, to be amortized over the maturity period of the liabilities. The domain names were recorded as an intangible asset with an indefinite useful life. The Company’s management evaluated the domain names at September 30, 2021 and determined no impairment was necessary.

Intangible Assets - Cryptocurrencies

The following table presents the activities of the Company’s cryptocurrency holdings for the year ended September 30, 2021:

Cryptocurrency at September 30, 2019	$16,241
Additions of cryptocurrency	162,863
Payments of cryptocurrency	(137,769)
Gain on cryptocurrency	3,227
Cryptocurrency at September 30, 2020	44,562
Additions of cryptocurrency	36,605
Payments of cryptocurrency	(125,530)
Gain on cryptocurrency	45,267
Cryptocurrency at September 30, 2021	$904

Additions of cryptocurrency during the year ended September 30, 2021 represent settlement of outstanding accounts receivable of $18,158 and net deposits from players of $18,447. Payments of cryptocurrency during the year ended September 30, 2021 included payments of accounts payable and accrued expenses of $64,023 and prepaid expenses of $61,509. Use of cryptocurrency to settle receivables and payables during the period are reflected as a component of changes in operating assets and liabilities in the consolidated statement of cash flows.

Intangible Assets - License Agreement

On October 1, 2020, the Company entered into an option agreement which gave the Company rights to acquire a license for proprietary technology related to online betting. The Company paid $133,770 upon execution of the option agreement, paid an additional $286,328 in cash, and issued 65,000 shares of common stock upon exercise of the option on or about May 3, 2021. The shares had a fair value of $1,456,650 at the date of exercise of the option and execution of the license agreement resulting in total value for the license agreement of $1,876,748. During the year ended September 30, 2021, the Company recognized amortization expense of $260,659 included in product and technology expenses. This asset is being amortized over its expected useful life of 3 years.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND OTHER LONG-TERM LIABILITIES

On September 1, 2020, ESEG entered into three promissory notes, with a combined principal amount of $2,100,000. The notes bore interest at the rate of 10% per annum and matured on March 1, 2022. The Company also agreed to pay two of the lenders a total of $675,000 on September 1, 2025, bearing no interest. The Company estimated total debt discount of these liabilities to be $535,394 at the date of the transaction, of which $279,516 related to the promissory notes payable, and $255,878 related to the other long-term liabilities. The discounts will be amortized over the maturity period of each liability. As of September 30, 2021 and September 30, 2020, the carrying amount of the other long-term liabilities was $463,925 and $422,409, respectively, which is net of the remaining discount totaling $211,075 and $252,591, respectively. The carrying amount of the convertible notes payable and associated discount is further discussed below.

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

During the twelve months ended September 30, 2021, a total of $228,300 of principal was converted into 511,000 shares of common stock. As of September 30, 2021, the balance due under these notes, net of unamortized discount of $516,367 was $1,396,133 that included accrued interest of $212,661. During the year ended September 30, 2021, the Company recorded a charge of $1,466,966 in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above. The Company has classified these convertible notes as level 2 financial instruments, as defined above in Note 2.

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

The number of shares of the common stock that may be issued under the 2020 Plan is 4,000,000. As of September 30, 2021, the Company had awarded a total 3,560,098 shares under the 2020 Plan, with 439,902 remaining under the 2020 Plan.

Common Stock Awards

During the year ended September 30, 2021, the Company agreed to award a total of 1,210,750 restricted stock units that convert into common stock to various employees, consultants and officers under the 2020 Plan. Of the restricted stock unit awarded, 810,750 will vest annually over a period of one to four years, 200,000 will vest upon the completion of various performance goals related to the operations of the Company, and 200,000 shares of common stock underlying awards made to the Company’s CEO will vest equally upon reaching trailing twelve months revenue of $10 million and $20 million. The Company estimated the fair value of the awards granted prior to the IPO, at $2 per share based on recent sales of common stock. For awards granted after the IPO, the closing price of the Company’s stock on the grant date is used to determine the fair value.

In November 2020, the Company entered into four consulting agreements under which the Company issued a total of 683,334 shares of common stock, which vest equally over terms ranging from three to twelve months. The Company also awarded 100,000 shares to an additional consultant in May 2021 which vested immediately but were not yet issued as of September 30, 2021.

During the year ended September 30, 2021, the Company recognized a total of $2,766,480 of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $5,656,423 upon vesting of all awards.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to brokers, an asset purchase agreement and convertible notes issued during the years ended September 30, 2021 and 2020. The following table summarizes warrant activity during the year ended September 30, 2021:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years

Outstanding at September 30, 2019	–	$–	–
Granted	2,015,000	0.30	4.99
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at September 30, 2020	2,015,000	0.30	4.24
Granted	386,541	4.15	5.00
Cancelled	–	–	–
Expired	–	–	–
Exercised	(202,000)	0.86	–
Outstanding at September 30, 2021	2,199,541	$0.93	4.04
Exercisable at September 30, 2021	2,199,541	$0.93	4.04

The outstanding and exercisable common stock warrants as of September 30, 2021 had an estimated intrinsic value of $71,803,293. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $3 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.18% and 0.81%; 4) expected term of between 2.5 and 5 years; 5) an exercise price of $0.25, $2 $3 or $7.20 and 6) expected volatility of between 84.1% and 99.0% based on a peer group of public companies. The warrants granted to brokers in connection with sales of common stock during the year ended September 30, 2021, had an estimated fair value of $5,474,076 which was reflected as a cost of capital, warrants granted to consultants for services had a fair value of $8,819, and the warrants granted in connection with the asset purchase agreement had an estimated fair value of $57,252.

Options

During the year ended September 30, 2021, the Company entered into various agreements with employees and consultants whereby the Company agreed to award a total of 2,584,348 common stock options, including 311,000 to consultants and 250,000 to members of the Board of Directors under the 2020 Plan. Of the 2,196,785 unvested options as of September 30, 2021, 20,000 will vest upon future performance conditions being met, and the remainder vest equally over periods of between one and four years from issuance.

The following table summarizes option activity during the year ended September 30, 2021:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2020	–	$–	–
Granted	2,584,348	2.40	9.28
Cancelled/Forfeited	(235,000)	0.66	–
Exercised	(5,000)	3.00	–
Outstanding at September 30, 2021	2,344,348	$2.57	8.39
Exercisable at September 30, 2021	147,563	$0.62	9.32

During the year ended September 30, 2021, the Company recognized stock-based compensation expense of $1,413,011 related to common stock options awarded. The exercisable common stock options had an intrinsic value as of September 30, 2021, of $4,861,799. The Company expects to recognize an additional $5,627,807 of compensation cost related to stock options expected to vest.

The Company estimated the fair value of the stock options awarded using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $3 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.22% and 0.98%; 4) expected term of between 3.5 and 6.25 years; 5) an exercise price between $0.25 and $34.34 and 6) expected volatility of between 80.3% and 96.1% based on a peer group of public companies.

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

NOTE 7 – TRANSACTION WITH RELATED PARTIES

The Company owed $155,228 to Gogawi Inc. (a company controlled by certain initial shareholders of the Company). At September 30, 2020 the amounts owed to these related parties was $152,888. The advances are due on demand and are non-interest bearing. In May 2021, the Company repaid the advances in full.

On November 10, 2020, the Company entered into an employment agreement with Michael Barden, a family member of the Company’s Chief Operating Officer, to serve as the Company’s marketing director. The employment agreement provides for an annual salary of $132,000, a technology allowance of $5,000, and an award of 30,000 shares of common stock in the Company, vesting in four equal annual installments.

NOTE 8 – INCOME TAXES

Prior to the Share Exchange as discussed in Note 1, Global E-Sports was organized as a limited liability company and was taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Global E-Sports is not subject to U.S. income taxes. After the Share Exchange, the Company became subject to U.S federal income tax. Deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax basis of assets and liabilities and their reported amounts in the Company's consolidated financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Income tax benefit computed at the statutory rate	$3,192,000	120,000
Non-deductible expenses	(1,251,000)	(65,000)
Change in valuation allowance	(1,941,000)	(55,000)
Provision for income taxes	$–	–

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows:

	As of September 30, 2021	As of September 30, 2020
Deferred income tax assets
Net operating losses	$1,996,000	$55,000
Valuation allowance	(1,996,000)	(55,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $9,500,000. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses prior to the Share Exchange.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2021 and 2020. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 9 – SUBSEQUENT EVENTS

Share Purchase Agreement

On October 1, 2021, the Company, and Esports Product Technologies Malta Ltd. (“Esports Malta”) entered into a Share Purchase Agreement (the “Acquisition Agreement”) with Aspire Global plc, (“Aspire”), Aspire Global International Limited, AG Communications Limited, Aspire Global 7 Limited (collectively the “Aspire Related Companies”), and Karamba Limited (“Karamba”) whereby Esports Malta will acquire all of the issued and outstanding shares of Karamba. The total acquisition price, payable at the closing of the acquisition of the Karamba shares, will be €65,000,000 payable as follows: (i) a cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which are valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement (the “Exchange Shares”). The Company has agreed, within 45 days as of the closing, to file with the Securities and Exchange Commission (“SEC”) a registration statement to register the resale of the Exchange Shares. Esports Malta agreed that its sole ability to terminate the Acquisition Agreement would be limited to circumstances pursuant to which Aspire and/or Karamba is rendered incapable of performing at any time or has failed to perform at closing its delivery of: (a) certain key contracts to be mutually identified by the parties, or (b) a material portion of the Assets, taken as a whole. Aspire agreed that its ability to terminate the Acquisition Agreement would be limited to circumstance pursuant to which Esports Malta or the Company is rendered incapable of performing at any time or has failed to perform at closing its delivery: (a) of the purchase price, or (b) of any of the required deliverables. On November 29, 2021, the transaction closed (the “Closing”).

The Note will provide for an interest rate of 10% per annum. The maturity date of the Note will be the earlier of that date which is four years from the issuance date or a liquidity event. The Note will require repayment of the principal amount plus any accrued interest in three equal installments, payable annually starting on the second anniversary after issuance. No interest payment shall be due until that date which is the last day of the end of the second anniversary of issuance should the Note remain unpaid at such time. Should the Note remain unpaid at the second anniversary, the total accrued interest due at that time shall be paid at the second-year anniversary for accrued interest for the period from the issuance date through the second year anniversary date. Thereafter, and on each anniversary date thereafter, the interest due for the prior annual period shall be paid. Notwithstanding the foregoing, if the Company owes greater than $15.0 million under a credit agreement to be entered into in connection with the acquisition, then then the parties agree that the Company shall repay any principal amount plus any accrued interest due through the issuance of Company common stock in lieu of any cash payment and the amount of said common stock shares to be issued by the Company shall be determined by using the Conversion Price as defined below. Should an event of default occur on the Note, then at the election of Aspire, either (i) the Operator Services Agreement will be amended such that the fees payable shall increase by 5% during the continuation of the event of default, or (ii) Aspire may elect to convert the entire outstanding principal amount plus any accrued interest into fully-paid and non-assessable shares of common stock of the Company at a price per share based on the weighted-average per-share price for the ten days prior to the date of the occurrence of the event of default (“Conversion Price”). In no event shall the Conversion Price be lower than $18.00 per share (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof) and the total maximum number of common stock shares that may be issued to Aspire upon any such conversion in the aggregate shall be 650,000 shares (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof).

The Acquisition Agreement provides for, among other things, the following transactions and deliverables to have occurred at the closing: (i) Aspire and the Aspire Related Companies will transfer to Karamba all the business to consumer (“B2C”) assets, certain liabilities, and operations as set forth in the Acquisition Agreement (the “Assets”); (ii) Aspire (and its related entities) will assign or transfer to Karamba all key and material contracts for services that are necessary for the operation of the Assets; (iii) Esports Malta will acquire all of the shares in Karamba; (iv) Esports Malta entered into an agreement with Aspire whereby Aspire will provide continuation of services related to the Assets, which are required in order to operate the Assets (the “Transitional Services Agreement”) during a transition period subsequent to the closing of the Acquisition Agreement and up to 90 days thereafter; (v) Esports Malta and/or Karamba (as then fully owned by Esports Malta) entered into a four-year business to consumer white label operator services agreement, based upon a migration plan in accordance with applicable laws (the “Operator Services Agreement” and the “Migration Plan”, respectively).

Ancillary Agreements

On the closing date, the parties entered into the Transitional Services Agreement pursuant to which Aspire agreed to provide continuation of services related to the Assets for all enterprise agreements, including content and data provider agreements, between Aspire and any third-party business serviced by the Aspire.

On the closing date, Aspire and Karamba entered into an Operator Services Agreement and the Migration Plan as approved by the Malta Gaming Authority (“MGA”). Pursuant to the terms and conditions of the Operator Services Agreement, Aspire committed for a period of four years to operate on behalf of Karamba, in addition to the Assets, two additional Company-branded websites (Esportsbook.com and other URL brands to be determined solely by the Company) pursuant to Aspire’s operating license in any and all territories in which Aspire is licensed and operational as of the closing date as well as any additional territories in which Aspire may become licensed following the closing sate and/or during the term of the Operator Services Agreement. The Operator Services Agreement provides for a revenue sharing arrangement based on certain net gaming revenue share definitions, in addition to various other fees related to the services.

Private Placement

On October 1, 2021, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”). Pursuant to the Subscription Agreements, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such Investors, simultaneous with the closing of the Acquisition Agreement, an aggregate of 37,700 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000.00 per share, for aggregate gross proceeds of $37,700,000 (the “Private Placement”). For each share of Preferred Stock issued, the Company issued the Investor a warrant to purchase 150% of the shares of Company common stock underlying the Preferred Stock (the “Warrants”).

Pursuant to the Subscription Agreement, the Company is required to hold a special meeting of shareholders of the Company (the “Shareholder Meeting”), no later than 120 days after the issuance date soliciting the affirmative vote at the Shareholder Meeting for approval of resolutions providing for the approval of the conversion of the Preferred Stock and Warrants into Company common stock in compliance with the rules and regulations of the Nasdaq Stock Market (the “Shareholder Approval”).

Until Shareholder Approval is received, without the approval of the holders of 60% of the Preferred Stock, other than certain exempt issuances, the Company is not permitted to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or common stock equivalents or (ii) file any registration statement or any amendment or supplement thereto.

The Preferred Stockholders are entitled to receive dividends, at a rate of 14.0% per annum, which shall be payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance date. With limited exceptions, the Preferred Stockholders will have no voting rights. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company available to shareholders, an amount equal to the greater of: (i) the purchase price for each share of Preferred Stock then held, or (ii) the amount the holders would have received had the holders fully converted the Preferred Stock to Company common stock, in each case, before any distribution or payment shall be made to the holders of the Company’s common stock. If, and only, if the Company receives Shareholder Approval, the Preferred Stock will be convertible into Company common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, nine months from the issuance date (the “Adjustment Date”), the Conversion Price shall be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. If the Company’s EBITDA is equal to or greater than $2.0 million for the quarter ending March 31, 2022, then no adjustment pursuant to the foregoing sentence will cause the Conversion Price to be less than $20.00.

Upon receipt of Shareholder Approval, the Warrants will become exercisable and will expire on the fifth anniversary thereafter. The Warrants will initially be exercisable at an exercise price of $30.00 per share, provided that the exercise price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the exercise price then in effect. The Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the ordinary shares underlying the Warrants.

The holders of the Preferred Stock and Warrants will not have the right to convert or exercise any portion of the Preferred Stock and Warrants to the extent that, after giving effect to such conversion, such holder (together with certain related parties) would beneficially own in excess of 4.99% of the Company’s common stock outstanding immediately after giving effect to such conversion or exercise.

The Company agreed to use commercially reasonable efforts to file as soon as reasonably practicable, but in any event no later than 45 calendar days after the issuance date and use commercially reasonable efforts to cause to be declared effective as soon as reasonably practicable thereafter, a registration statement filed with the SEC registering the resale of all of the Company common stock underlying the Preferred Stock and Warrants issued to the Investors.

Credit Agreement

On November 29, 2021, the Company entered a credit agreement (the “Credit Agreement”) with CP BF Lending, LLC (“Lender”), pursuant to which the Lender agreed to make a single loan to the Company of $30,000,000 (the “Loan”). The Loan bears interest on the unpaid principal amount at a rate per annum equal to 15.0% as follows: (1) cash interest on the unpaid principal amount of the Loan at a rate equal to 14.0% per annum, plus (2) payable-in-kind interest (“PIK Interest”) on the unpaid principal amount of the Loan at a rate equal to 1.0% per annum. The Company paid to Lender on the closing date a non-refundable origination fee in an amount equal to $750,000.

The Loan matures in 36 months, provided that the Company may receive two 12-month extensions of the maturity date by paying to the Lender (1) an extension fee equal to 1.0% of the unpaid principal balance of the Loan as of the date of such extension, and (2) all reasonable and documented out-of-pocket fees and expenses paid or incurred by Lender, in each case in connection with the extension request, including but not limited to fees and expenses for appraisals, collateral exams and audits, and legal counsel. The foregoing extension right is subject to, among other items, (i) the Loan not being in default, (ii) the representations and warranties contained in Credit Agreement being true and correct; and (iii) the Lender granting its written approval thereof in its sole discretion.

The Loan may be prepaid by the Company at any time. In addition, the Credit Agreement provides that in the event there shall be excess cash flow from the Aspire Business (as such concept is defined in the Credit Agreement) for any calendar month, commencing with the month ended December 31, 2022, the Company shall apply such excess cash flow amount to prepay the outstanding principal balance of the Loan; provided that no such prepayment shall be required once the unpaid principal balance of the Loan has been reduced to $15,000,000.

The Credit Agreement requires the Company to meet certain financial covenants commencing March 31, 2022. The Loan is secured by all of the assets of the Company and its subsidiaries. The Loan may be accelerated by the Lender upon an event of default, which in addition to customary events of default include: (i) if (1) any of the Company or its subsidiaries shall fail to maintain in full force and effect any gaming approval (as defined in the Credit Agreement) required for the operation of its business or (2) any gaming regulator shall impose any condition or limitation on any of the foregoing entities that could be reasonably expected to have a material adverse effect; or (ii) the suspension from trading or failure of the Company’s common stock to be trading or listed on the Nasdaq exchange for a period of three consecutive trading days.

In connection with the Loan, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase 1,567,840 shares of Company common stock at an exercise price of $25.00 per share expiring on the earlier to occur of (i) five years following the issue date or (ii) the second anniversary of the satisfaction of all obligations of the Company under the Credit Agreement. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. In addition, the exercise price of the Lender Warrant is subject to “weighted-average” anti-dilution protection for issuances by the Company below the exercise price (other than certain defined exempt issuances), and, upon shareholder approval, the number of shares underlying the Lender Warrant shall also be adjusted for issuances to which the “weighted-average” anti-dilution protection applies. The Lender will not have the right to exercise any portion of the Lender Warrant if the Lender (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Company common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Lender Warrant, which beneficial ownership amount, at the election of the Lender may be increased to any other percentage not in excess of 19.99% as specified by the Lender. If a fundamental transaction occurs, then the successor entity will succeed to, and be substituted for the Company, and will assume all of the Company’s obligations under the Lender Warrant with the same effect as if such successor entity had been named in the Lender Warrant itself.

Employment Agreements

On November 5, 2021, the Company entered into an amended and restated employment agreement, effective October 1, 2021, with Aaron Speach pursuant to which Mr. Speach agreed to continue to serve as the Company’s Chief Executive Officer for an initial term of three years. The agreement provides for an initial annual base salary of $315,000, which may be increased to $350,000 retroactively as of the effective date provided the closing and consummation of the share purchase transaction by and between Company and Aspire Global plc occurs. Pursuant to the agreement, Mr. Speach is eligible for an annual bonus of up to 75% of his base salary, as determined solely at the discretion of the Compensation Committee. Pursuant to the agreement, if Mr. Speach is required to be located outside of the United States for a period of 30 consecutive days or more, the Company shall pay him a pro-rated monthly travel stipend of $3,500 for each month that he is so required to live outside of the United States. Pursuant to the agreement, Mr. Speach is eligible to receive the following potential performance stock grants: (i) 100,000 shares of Company common stock at such date as the Company reaches total gross revenues of $10,000,000 in any trailing 12 month period during the term of the employment agreement; and (ii) 100,000 shares of Company common stock at such date as the Company reaches total gross revenues of $20,000,000 in any trailing 12 month period during the term of the employment agreement. Contemporaneous with the execution of the agreement, Mr. Speach received a restricted stock unit award (the “RSU Grant”) for 100,000 shares of Company common stock. The RSU Grant shall vest in four equal annual installments, provided Mr. Speach is employed on each such vesting date. If Mr. Speach’s employment is terminated at our election without “cause” (as defined in the agreement), Mr. Speach shall be entitled to receive severance payments equal to 150% of the balance due of Mr. Speach’s base salary for the remainder of the initial term of three years.

On November 5, 2021, the Company entered into an amended and restated employment agreement, effective October 1, 2021, with Bart Barden pursuant to which Mr. Barden will continue to serve as the Company’s Chief Operating Officer. The initial term of the employment agreement will continue for a period of 12 months. The employment agreement provides for an initial annual base salary of €213,400, which may be increased to €237,000 retroactively as of the effective date provided the closing and consummation of the share purchase transaction by and between Company and Aspire Global plc occurs. Pursuant to the agreement, Mr. Barden is eligible for an annual bonus of up to 50% of his base salary, as determined solely at the discretion of the Compensation Committee. Contemporaneous with the execution of the agreement, Mr. Barden received a restricted stock unit award (the “RSU Grant”) for 25,000 shares of Company common stock. The RSU Grant shall vest in four equal annual installments, provided Mr. Barden is employed on each such vesting date.

On November 5, 2021, the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the following policy for compensating non-employee members of the Board. Each independent director shall receive annual cash compensation of $40,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive an annual compensation of $15,000, $10,000 and $5,000, respectively; the other members of such committees shall receive an annual compensation of $7,500, $5,000 and $2,500, respectively. In addition, the Company agreed to pay a one-time make-whole payment to the independent directors for services rendered since the Company’s initial public offering of $27,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on this evaluation, our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.	Other Information.

On December 22, 2021, the Company entered into an amended and restated employment agreement, effective October 1, 2021, with Jim Purcell pursuant to which Mr. Purcell will continue to serve as the Company’s Chief Financial Officer. The employment agreement provides for an initial annual base salary of €213,400. In addition, Mr. Purcell is eligible for the following additional payments: (a) a €1,000 per month health care and benefit stipend. Pursuant to the agreement, Mr. Purcell is eligible for an annual bonus of up to 40% of his base salary, as determined solely at the discretion of the Compensation Committee. Contemporaneous with the execution of the agreement, Mr. Purcell received a restricted stock unit award (the “RSU Grant”) for 20,000 shares of Company common stock. The RSU Grant shall vest in four equal annual installments, provided Mr. Purcell is employed on each such vesting date..

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (esportstechnologies.com) under “Governance Documents” within the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code and by posting such information on the website address and location specified above.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at September 30, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,344,348	$2.57	434,902
Equity compensation plans not approved by security holders (2)	36,166	$0.57	–

(1) Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2020 Stock Plan.

(2) Consists of warrants issued to consultants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)       The following documents are filed or furnished as part of this Form 10-K:

1.       Financial Statements. The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Financial Statements on page 32.

2.       Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Share Purchase Agreement, dated as of September 30, 2021 (incorporated by reference to the exhibit 2.1 of the Form 8-K filed October 1, 2021)

3.1	Articles of Incorporation of Esports Technologies, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form S-1 file no. 333-254068)

3.2	Bylaws of Esports Technologies, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form S-1 file no. 333-254068)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed December 1, 2021)

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Company’s Form S-1/A file no. 333-254068)

4.2	Form of Warrant issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.3 to the Company’s Form S-1 file no. 333-254068)

4.3	Form of Convertible Note issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.4 to the Company’s Form S-1 file no. 333-254068)

4.4	Form of Promissory Note between Esports Technologies, Inc., Esports Product Technologies Malta Ltd. and Aspire Global Plc (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed December 1, 2021)

4.5	Form of Preferred Stock Investor Warrant (incorporated by reference to exhibit 4.2 to the Company’s Form 8-K filed December 1, 2021)

4.6	Form of Lender Warrant (incorporated by reference to exhibit 4.3 to the Company’s Form 8-K filed December 1, 2021)

4.7 *	Description of Securities of Esports Technologies, Inc.

10.1 **	2020 Stock Plan of Esports Technologies, Inc., as amended, and forms of award agreements thereunder (incorporated by reference to exhibit 99.1 to the Company’s Form S-8 file no. 333-256062)

10.2	Domain Purchase Agreement between ESEG Limited and Dover Hill LLC (incorporated by reference to exhibit 10.7 to the Company’s Form S-1 file no. 333-254068)

10.3	Domain Purchase Agreement between ESEG Limited and Esports Group LLC (incorporated by reference to exhibit 10.8 to the Company’s Form S-1 file no. 333-254068)

10.4	Domain Purchase Agreement between ESEG Limited and YSW Holdings, Inc. (incorporated by reference to exhibit 10.9 to the Company’s Form S-1 file no. 333-254068)

10.5 **	Form of Independent Director Agreement (incorporated by reference to exhibit 10.10 to the Company’s Form S-1 file no. 333-254068)

10.6 +	Software License Agreement between Galaxy Group Ltd. and ESEG Limited Dated September 28, 2020 (incorporated by reference to exhibit 10.11 to the Company’s Form S-1 file no. 333-254068)

10.7 +	White Label Agreement by and between Splash Technology Limited, and Esports Technologies, Inc. dated February 5, 2021 (incorporated by reference to exhibit 10.12 to the Company’s Form S-1 file no. 333-254068)

10.8	License Agreement between Esports Technologies, Inc. and Colossus (IOM) Limited dated May 6, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 12, 2021)

10.9 **	First Amended and Restated Employment Agreement between Esports Technologies, Inc. and Aaron Speach dated November 5, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021)

10.10 ** +	First Amended and Restated Statement of Employment Terms between Esports Technologies, Inc. and Bart Barden dated November 5, 2021 (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed November 9, 2021)

10.11 **	Non-Employee Director Compensation Policy (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed November 9, 2021)

10.12	Form of Preferred Stock Subscription Agreement (incorporated by reference to the Exhibit 10.1 of the Form 8-K filed October 1, 2021)

10.13 +	Credit Agreement dated November 29, 2021 between Esports Technologies, Inc., certain subsidiaries of Esports Technologies, Inc., and CP BF Lending, LLC (incorporated by reference to the Exhibit 10.2 of the Form 8-K filed December 1, 2021)

10.14 * **	First Amended and Restated Employment Agreement between Esports Technologies, Inc. and James Purcell dated December 22, 2021

21*	List of Subsidiaries

23.1 *	Consent of PWR CPA LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPORTS TECHNOLOGIES, INC.

By:	/s/ Aaron Speach
Aaron Speach,
Chief Executive Officer and Chairman

Date: December 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Speach	Chief Executive Officer and Chairman	December 23, 2021
Aaron Speech	(Principal Executive Officer)

/s/ James Purcell	Chief Financial Officer	December 23, 2021
James Purcell	(Principal Financial and Accounting Officer)

/s/ Michael Nicklas	Director	December 23, 2021
Michael Nicklas

/s/ Dennis Neilander	Director	December 23, 2021
Dennis Neilander

/s/ Christopher S. Downs	Director	December 23, 2021
Christopher S. Downs

