Form 10-Q
period 2021-12-31
Esports Technologies, Inc.
filed 2022-02-11
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number: 001-40334

Esports Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-3201309
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

197 E. California Ave. Ste. 302, Las Vegas, NV	89104
(Address of Principal Executive Offices)	(Zip Code)

(888) 411-2726

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

The registrant had 14,199,239 shares of common stock outstanding on February 3, 2022.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ability to successfully integrate our asset acquisitions;

•	our ability to introduce new enhancements to our website on the timeline we have indicated;

•	our ability to obtain additional funding to develop additional services and offerings and to service our debt obligations;

•	compliance with obligations under intellectual property licenses with third parties;

•	market acceptance of our new offerings;

•	competition from existing online offerings or new offerings that may emerge;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

2

Esports Technologies, Inc.

FORM 10-Q

For the Quarter Ended December 31, 2021

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2021	2021

ASSETS
Current assets:
Cash	$11,759,541	$9,064,859
Accounts receivable, net	2,594,008	21,636
Prepaid expenses and other current assets	2,089,926	690,637
Right of use asset, operating lease, current portion	170,991	170,512

Total current assets	16,614,466	9,947,644

Long term assets:
Fixed assets, net	459,410	85,334
Right of use asset, operating lease	123,834	172,915
Intangible assets - license agreement, net	1,465,543	1,616,088
Intangible assets - domain names, net	2,241,171	2,240,510
Goodwill	35,620,270	–
Acquired intangibles, net	37,998,730	–

Total assets	$94,523,424	$14,062,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,538,205	$1,721,103
Current lease liabilities	170,990	170,511
Borrowings	1,700,346	1,396,133
Liabilities to users	1,565,719	58,789
Total current liabilities	10,975,260	3,346,536

Long-Term Liabilities
Borrowings	31,509,176	463,925

Total liabilities	42,484,436	3,810,461

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 38,184 issued and outstanding	38	–
Common stock; $0.001 par value, 100,000,000 shares authorized,14,191,739 and 13,315,414 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	14,191	13,315
Additional paid-in capital	77,797,825	26,834,354
Accumulated other comprehensive income	241,339	53,911
Accumulated deficit	(26,014,405)	(16,649,550)
Total stockholders’ equity	52,038,988	10,252,030

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$94,523,424	$14,062,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2021	2020

Revenue	$7,139,927	$10,794
Cost of revenue	(4,609,087)	(12,260)

Gross profit (loss)	2,530,840	(1,466)

Operating expenses:
Sales and marketing expenses	3,974,784	39,253
Product and technology expenses	1,015,248	505,935
Acquisition costs	2,238,957	–
General and administrative expenses	3,144,420	1,593,711
Total operating expenses	10,373,409	2,138,899

Income (loss) from operations	(7,842,569)	(2,140,365)

Other expenses:
Interest expense	(976,418)	(600,406)
Foreign currency gain (loss)	(62,051)	(9,960)
Total other expense	(1,038,469)	(610,366)

Loss before provision for income taxes	(8,881,038)	(2,750,731)
Provision for income taxes	–	–

Net loss	$(8,881,038)	$(2,750,731)

Preferred stock dividends	(483,817)	–
Net income (loss) attributable to common shareholders	$(9,364,855)	$(2,750,731)

Net loss per common share – basic and diluted	$(0.68)	$(0.37)

Weighted average common shares outstanding – basic and diluted	13,698,954	7,340,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Common stock		Preferred Stock		Additional	Accumulated Other
	Number of		Number of		paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	Income	deficit	Total

Balance at September 30, 2020	7,340,421	$7,340	–	$–	$3,053,660	$–	$(1,449,526)	$1,611,474

Shares issued for cash, net	2,000,000	2,000	–	–	3,646,071	–	–	3,648,071

Stock-based compensation	683,334	683	–	–	1,321,343	–	–	1,322,026

Shares issued due to conversion of notes payable	375,000	375	–	–	187,125	–	–	187,500

Stock warrants issued for asset acquisition	–	–	–	–	57,252	–	–	57,252

Net loss	–	–	–	–	–	–	(2,750,731)	(2,750,731)

Balance at December 31, 2020	10,398,755	10,398	–	–	8,265,451	–	(4,200,257)	4,075,592

Balance at September 30, 2021	13,315,414	$13,315	–	–	$26,834,354	$53,911	$(16,649,550)	$10,252,030

Shares and warrants issued for cash, net	–	–	37,700	38	37,699,962	–	–	37,700,000

Shares issued to Aspire Global plc	186,838	187	–	–	13,326,565	–	–	13,326,752

Cashless exercise of warrants	244,346	244	–	–	(244)	–	–	–

Shares issued for conversion of debt	423,141	423	–	–	112,077	–	–	112,500

Exercise of common stock options for cash	2,000	2	–	–	5,998	–	–	6,000

Stock-based compensation	20,000	20	–	–	1,435,296	–	–	1,435,316

Preferred share dividends			484		483,817		(483,817)	–

Issuance costs	–	–	–	–	(2,100,000)	–	–	(2,100,000)

Net loss	–	–	–	–	–	–	(8,881,038)	(8,881,038)

Comprehensive income	–	–	–	–	–	187,428	–	187,428

Balance at December 31, 2021	14,191,739	$14,191	38,184	$38	$77,797,825	$241,339	$(26,014,405)	$52,038,988

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESPORTS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended December 31,
	2021	2020

Cash flow from operating activities:
Net loss	$(8,881,038)	$(2,750,731)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, issuance costs	528,212	547,517
Depreciation and amortization expense	223,686	–
Stock-based compensation	1,435,316	1,322,026
Foreign exchange gain/loss	193,480	(6,596)

Changes in operating assets and liabilities:
Accounts receivable	(2,573,033)	(10,035)
Prepaid expenses and other	(1,404,898)	(58,569)
Accounts payable and accrued liabilities	5,950,695	141,924
Accounts payable - related parties	–	2,340
Liabilities to users	1,506,930	(759)
Net cash used in operating activities	(3,020,650)	(812,883)

Cash flow from investing activities:
Purchase of fixed assets	(392,564)	(90,899)
Cash paid for business combinations	(56,628,941)	–
Purchase of other long term assets	–	(133,770)
Net cash used by investing activities	(57,021,505)	(224,669)

Cash flow from financing activities:
Proceeds from debt issuance, net of issuance costs	27,130,837	–
Proceeds from equity issuance, net of issuance costs	35,606,000	3,648,071
Net cash provided by financing activities	62,736,837	3,648,071

NET CHANGE IN CASH	2,694,682	2,610,519
CASH AT BEGINNING OF PERIOD	9,064,859	–
CASH AT END OF PERIOD	$11,759,541	$2,610,519

Supplemental disclosure of cash flow information:
Cash paid for interest	$373,333	$–

Non-cash transactions
Preferred shares issued for dividends	$483,817	$–
Stock warrants issued in connection with Senior Notes	$7,661,382	$–
Stock issued for conversion of notes payable	$112,500	$–

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

Acquisition of the B2C business of Aspire Global plc

On October 1, 2021, the Company, and Esports Product Technologies Malta Ltd. (“Esports Malta”) entered into a Share Purchase Agreement (the “Acquisition Agreement”) with Aspire Global plc, (“Aspire”) and various Aspire group companies to acquire all of the issued and outstanding shares of Karamba Limited. The total acquisition price was €65,000,000 paid as follows: (i) cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which are valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement (the “Exchange Shares”). See Notes 3, 4 and 5 for additional information.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying unaudited financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended December 31, 2021, are not necessarily indicative of the final results that may be expected for the year ended September 30, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2021 included in our Form 10-K filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Business combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC 805, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired, and liabilities assumed are determined based upon the valuation of the acquired business and involve management making significant estimates and assumptions.

Accounts Receivable

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. Accounts receivable consists primarily of amounts due from our platform provider.

Intangible Assets

Other Intangible Assets

The Company’s other intangible assets consist of customer relationships, trademarks and internet domain names. Certain intangible assets have a defined useful life and others are classified as indefinite-lived intangible assets. Other intangible assets with a defined useful life are amortized over their estimated useful economic lives on a straight-line basis. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

See Note 3 for intangible assets acquired in a business acquisition transaction.

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

No single customer exceeded more than 10% of revenue during the three months ended December 31, 2021 and 2020. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

Cost of Revenue

Cost of revenue consists of third-party costs associated with the betting software platform and gaming taxes.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with customer related acquisition costs, advertising and related software, strategic league and team partnerships and costs related to free to play contests, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred. Advertising costs incurred was $2,721,899 and zero for the three months ended December 31, 2021 and 2020, respectively.

Product and Technology Expenses

Product and technology expenses consist primarily of expenses which are not subject to capitalization or otherwise classified within Cost of Revenue. Product and Technology expenses include software licenses, depreciation of hardware and software and costs related to the compensation of product and technology personnel, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses include costs related to the compensation of the Company’s administrative functions, insurance costs, professional fees and consulting expense.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. When assessing goodwill for impairment, the Company uses qualitative and if necessary, quantitative methods in accordance with FASB ASC Topic 350, Goodwill. The Company also considers its enterprise value and if necessary, discounted cash flow model, which involves assumptions and estimates, including the Company’s future financial performance, weighted average cost of capital and interpretation of currently enacted tax laws.

Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s enterprise value relative to its book value, an unanticipated change in competition of the Company’s market share and a significant change in the Company’s strategic plans.

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

NOTE 3 - BUSINESS COMBINATIONS

Acquisition of the B2C business of Aspire Global plc

On October 1, 2021, in order to accelerate the growth and expand market access for our esports product offerings, the Company and Esports Malta entered into the “Acquisition Agreement” with Aspire, Aspire Global International Limited, AG Communications Limited, Aspire Global 7 Limited (collectively the “Aspire Related Companies”), and Karamba Limited (“Karamba”) whereby Esports Malta acquired all of the issued and outstanding shares of Karamba. The total acquisition price, paid at the closing of the acquisition of the Karamba shares, was €65,000,000 paid as follows: (i) a cash amount of €50,000,000; (ii) €10,000,000, paid in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which were valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement). The transaction closed on November 29, 2021.

The Note provides for an interest rate of 10% per annum. The maturity date of the Note is the earlier of that date which is four years from the issuance date or a liquidity event. The Note requires repayment of the principal amount plus any accrued interest in three equal installments, payable annually starting on the second anniversary after issuance. No interest payment shall be due until that date which is the last day of the end of the second anniversary of issuance should the Note remain unpaid at such time. Should the Note remain unpaid at the second anniversary, the total accrued interest due at that time shall be paid at the second-year anniversary for accrued interest for the period from the issuance date through the second-year anniversary date. Thereafter, and on each anniversary date thereafter, the interest due for the prior annual period shall be paid. Notwithstanding the foregoing, if the Company owes greater than $15.0 million under the credit agreement with CP BF Lending, LLC entered into in connection with the acquisition (See Note 4 – Borrowings – Senior Notes, then then the parties agree that the Company shall repay any principal amount plus any accrued interest due through the issuance of Company common stock in lieu of any cash payment and the amount of said common stock shares to be issued by the Company shall be determined by using the Conversion Price as defined below. Should an event of default occur on the Note, then at the election of Aspire, either (i) the Operator Services Agreement will be amended such that the fees payable shall increase by 5% during the continuation of the event of default, or (ii) Aspire may elect to convert the entire outstanding principal amount plus any accrued interest into fully-paid and non-assessable shares of common stock of the Company at a price per share based on the weighted-average per-share price for the ten days prior to the date of the occurrence of the event of default (“Conversion Price”). In no event shall the Conversion Price be lower than $18.00 per share (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof) and the total maximum number of common stock shares that may be issued to Aspire upon any such conversion in the aggregate shall be 650,000 shares (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof).

The acquired assets were recorded at their estimated fair values. The purchase price allocation is preliminary, and as additional information becomes available, the Company may further revise the preliminary purchase price allocation, including the fair value of identified intangible assets, during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.

The purchase price of this acquisition was allocated on a preliminary basis as follows:

Fair Value
Trademarks	$21,836,528
Customer relationships	16,162,202
Goodwill	35,620,270
Total	$73,619,000

Useful life is the period over which an asset is expected to add to the future cash flows of an entity. Useful life for identifiable assets is generally estimated using a modified straight-line method or a usage period. The Company has determined that the useful life of the trademarks vary from 5 years to an indefinite life and determined that the useful life of the Customer Relationships was three years.

Goodwill represents the excess of the gross considerations transferred over the fair value of the underlying net assets acquired and liabilities assumed. Goodwill recognized is not deductible for local tax purposes.

Upon completing the acquisition of Aspire, the company incurred the following costs:

Debt issuance costs	2,869,163
Equity issuance costs	2,100,000
Transaction expenses	2,615,098
$7,584,261

Debt issuance costs relate to costs associated with acquiring the loan from the CP BF Lending LLC. These have been recorded as reduction of the face value of the debt and are amortized over the life of the loan. Equity issuance costs relate to the costs associated with the private placement. These have been recorded as reduction of the equity proceeds. Transactions costs relate to all direct and indirect costs associated with the acquisition, and have been expensed as they been incurred.

NOTE 4 – BORROWINGS

The following is a summary of borrowings outstanding as at December 31, 2021 and September 30, 2021:

			December 31, 2021					September 30, 2021
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Issuance costs	Carrying amount	Principal outstanding balance	Unamortized debt discount	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD	USD	USD	USD
Senior notes	15%	USD	30,000,000	30,000,000	(7,533,692)	(2,762,799)	19,703,509	–	–	–	–
Note due to Aspire	10%	EUR	10,000,000	11,330,740	–	–	11,330,740	–	–	–	–
Convertible notes	10%	USD	1,912,500	1,912,500	(212,153)	–	1,700,347	1,912,500	(516,366)	–	1,396,134
Other	0%	USD	675,000	675,000	(200,074)	–	474,926	675,000	(211,076)	–	463,924
Total borrowings				43,918,240	(7,945,919)	(2,762,799)	33,209,522	2,587,500	(727,442)	–	1,860,058

Current							1,700,346				1,396,133
Long-term							31,509,176				463,925
Total borrowings							33,209,522				1,860,058

Senior Notes

On November 29, 2021, the Company entered into a credit agreement (the “Credit Agreement”) with CP BF Lending, LLC (“Lender”), pursuant to which the Lender agreed to make a single loan to the Company of $30,000,000 (the “Loan”). The Loan bears interest on the unpaid principal amount at a rate per annum equal to 15.0% as follows: (1) cash interest on the unpaid principal amount of the Loan at a rate equal to 14.0% per annum, plus (2) payable-in-kind interest (“PIK Interest”) on the unpaid principal amount of the Loan at a rate equal to 1.0% per annum. The Company paid to Lender on the closing date a non-refundable origination fee in an amount equal to $750,000.

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

In connection with the Loan, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase 1,567,840 shares of Company common stock at an exercise price of $25.00 per share expiring on the earlier to occur of (i) five years following the issue date or (ii) the second anniversary of the satisfaction of all obligations of the Company under the Credit Agreement. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. In addition, the exercise price of the Lender Warrant is subject to “weighted-average” anti-dilution protection for issuances by the Company below the exercise price (other than certain defined exempt issuances), and, upon shareholder approval, which was received on February 9, 2022, the number of shares underlying the Lender Warrant shall also be adjusted for issuances to which the “weighted-average” anti-dilution protection applies. The Lender will not have the right to exercise any portion of the Lender Warrant if the Lender (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Company common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Lender Warrant, which beneficial ownership amount, at the election of the Lender may be increased to any other percentage not in excess of 19.99% as specified by the Lender. If a fundamental transaction occurs, then the successor entity will succeed to, and be substituted for the Company, and will assume all of the Company’s obligations under the Lender Warrant with the same effect as if such successor entity had been named in the Lender Warrant itself.

Note due to Aspire

The Note provides for an interest rate of 10% per annum. The maturity date of the Note will be the earlier of that date which is four years from the issuance date or a liquidity event. The Note will require repayment of the principal amount plus any accrued interest in three equal installments, payable annually starting on the second anniversary after issuance. No interest payment shall be due until that date which is the last day of the end of the second-year anniversary of issuance should the Note remain unpaid at such time. Should the Note remain unpaid at the second-year anniversary, the total accrued interest due at that time shall be paid at the second year anniversary for accrued interest for the period from the issuance date through the second year anniversary date. Thereafter, and on each annual anniversary date thereafter, the interest due for the prior annual period shall be paid. Notwithstanding the foregoing, if the Company owes greater than $15,000,000 under the Credit Agreement, then the parties agree that the Company shall repay any principal amount plus any accrued interest due through the issuance of Company common stock in lieu of any cash payment and the amount of said common stock shares to be issued by the Company shall be determined by using the Conversion Price as defined below. Should an event of default occur on the Note, then at the election of Aspire, either (i) the Operator Services Agreement will be amended such that the fees payable shall increase by 5% during the continuation of the event of default, or (ii) Aspire may elect to convert the entire outstanding principal amount plus any accrued interest into shares of common stock of the Company at a price per share based on the weighted-average per-share price for the ten trading days prior to the date of the occurrence of the event of default (“Conversion Price”). In no event shall the Conversion Price be lower than $18.00 per share (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof) and the total maximum number of shares of common stock that may be issued to Aspire upon any such conversion in the aggregate shall be 650,000 shares (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof).

Convertible Notes and other

On September 1, 2020, ESEG entered into three promissory notes, with a combined principal amount of $2,100,000. The notes bore interest at the rate of 10% per annum and matured on March 1, 2022. The Company also agreed to pay two of the lenders a total of $675,000 on September 1, 2025, bearing no interest. The Company issued each of the lenders a conversion option at a fixed price of $0.50 per share and issued 2,015,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.30 per share, each with a term of five years. The convertible notes bear interest at 10% per annum and mature on March 1, 2022. The holder may convert the note into shares of common stock at any time throughout the maturity date, to the extent and provided that no holder of the notes was or will be permitted to convert such notes so long as it or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The Company determined that the assignment of the notes payable by the subsidiary to the parent company was an extinguishment of the original notes payable due to the addition of a substantive conversion feature, and the Company recognized a loss on extinguishment of $265,779 during the year ended September 30, 2020.

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the three months ended December 31, 2020, a total of $187,500 of principal was converted into 375,000 shares of common stock. As of December 31, 2021, the balance due under these notes, net of unamortized discount of $826,189, is $1,086,311, with accrued interest of $116,774. During the three months ended December 31, 2021, the Company recorded a charge of $1,187,913 in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Acquisition of the B2C segment of Aspire Global plc

On October 1, 2021, in connection with the Acquisition, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”). Pursuant to the Subscription Agreements, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such Investors, simultaneous with the closing of the Acquisition Agreement, an aggregate of 37,700 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000.00 per share, for aggregate gross proceeds of $37,700,000 (the “Private Placement”). For each share of Preferred Stock issued, the Company issued the Investor a warrant to purchase 150% of the shares of Company common stock underlying the Preferred Stock (the “Warrants”).

Pursuant to the Subscription Agreement, the Company has obtained shareholder approval of the conversion of the Preferred Stock and Warrants into Company common stock in compliance with the rules and regulations of the Nasdaq Stock Market (“Shareholder Approval”).

The Preferred Stockholders are entitled to receive dividends, at a rate of 14.0% per annum, which shall be payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance date. With limited exceptions, the Preferred Stockholders will have no voting rights. The dividends can be paid in either cash or in the issuance of additional preferred shares. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company available to shareholders, an amount equal to the greater of: (i) the purchase price for each share of Preferred Stock then held, or (ii) the amount the holders would have received had the holders fully converted the Preferred Stock to Company common stock, in each case, before any distribution or payment shall be made to the holders of the Company’s common stock. The Preferred Stock is convertible into Company common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, nine months from the issuance date (the “Adjustment Date”), the Conversion Price shall be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. If the Company’s EBITDA is equal to or greater than $2.0 million for the quarter ending March 31, 2022, then no adjustment pursuant to the foregoing sentence will cause the Conversion Price to be less than $20.00.

The Warrants are exercisable and expire on the fifth anniversary thereafter. The Warrants will initially be exercisable at an exercise price of $30.00 per share, provided that the exercise price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the exercise price then in effect. The Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the ordinary shares underlying the Warrants.

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

Shares issued in the prior year

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

The number of shares of the common stock that may be issued under the 2020 Plan is 4,000,000. As of December 31, 2021, the Company had awarded a total 3,868,098 shares under the 2020 Plan, with 131,902 remaining under the 2020 Plan.

Common Stock Awards

During the three months ended December 31, 2021, the Company agreed to award a total of 204,000 restricted stock units that convert into common stock to various employees, consultants and officers under the 2020 Plan. Of the restricted stock unit awarded, 204,000 will vest annually over a period of one to four years.

During the three months ended December 31, 2021, the Company recognized a total of $934,509 of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $7,639,394 upon vesting of all awards.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to preference shareholders, its lender and convertible notes issued during the three months ended December 31, 2021. The following table summarizes warrant activity during the three months ended December 31, 2021:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2021	2,199,541	$0.93	4.04
Granted	3,697,225	27.82	4.92
Cancelled	–	–	–
Expired	–	–	–
Exercised	(486,375)	(3.12)	(4.49)
Outstanding at December 31, 2021	5,410,391	$19.11	4.49
Exercisable at December 31, 2021	5,410,391	$19.11	4.49

At December 31, 2021, the outstanding and exercisable common stock warrants had an estimated intrinsic value of $39,360,302. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $28.95 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.18% and 1.18%; 4) expected term of between 2.5 and 5 years; 5) an exercise price of $0.25, $2 $3, $25, or $28 and 6) expected volatility of 42.14% based on a peer group of public companies.

Options

The following table summarizes option activity during the three months ended December 31, 2021:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2021	2,344,348	$2.57	8.39
Granted	152,000	11.64	9.77
Cancelled	(23,000)	(5.57)	9.76
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2021	2,473,348	$3.10	8.61
Exercisable at December 31, 2021	1,059,348	$0.86	8.01

During the three ended December 31, 2021, the Company recognized stock-based compensation expense of $506,804 related to common stock options awarded. The exercisable common stock options had an intrinsic value as of December 31, 2021, of $19,986,108. The Company expects to recognize an additional $5,433,176 of compensation cost related to stock options expected to vest.

The Company estimated the fair value of the stock options awarded using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $3 to $31.33 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.85% and 1.20%; 4) expected term of between 3.5 and 6.25 years; 5) an exercise price between $0.25 and $31.33 and 6) expected volatility of 42.14% based on a peer group of public companies.

NOTE 6 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Software	$309,971	$214,996
Furniture and fixtures	297,590	–
Total fixed assets	607,560	214,996
Accumulated depreciation	(148,150)	(129,662)
Fixed assets, net	$459,410	$85,334

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

License Agreement

On October 1, 2020, the Company entered into an option agreement which gave the Company rights to acquire a license for proprietary technology related to online betting. The Company paid $133,770 upon execution of the option agreement and paid an additional $286,328 in cash and agreed to issue 65,000 shares of common stock upon exercise of the option on or about May 3, 2021. The shares were issued in July 2021 and had a fair value of $1,456,650 at the date of exercise of the option and execution of the license agreement resulting in total value for the license agreement of $1,876,748. During the three months ended December 31, 2021, the Company recognized amortization expense of $156,396 included in product and technology expenses.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 –LOSS PER COMMON SHARE

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

	Three Months Ended
	December 31, 2021	December 31, 2020
Numerator
Net income (loss)	$(8,881,038)	$(2,750,731)
Preferred stock dividends	(483,817)	–
Net income (loss) attributable to common stockholders	$(9,364,855)	$(2,750,731)

Denominator
Basic and diluted weighted average common shares	13,698,954	7,340,421
Basic and diluted net income (loss) per common share	$(0.68)	$(0.37)

NOTE 9 –SUBSEQUENT EVENT

On February 9, 2022, the Company’s Compensation Committee and Board of Directors approved the issuance of 6,300 restricted stock units to each non-executive board members, which consists of Michael Nicklas, Dennis Neilander and Christopher Downs. The restricted stock units vest upon the earlier of the Company’s next annual meeting of shareholders or one year from issuance, provided the board member is serving on the board on such vesting date.

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

Acquisition of the B2C business of Aspire Global plc (the “Acquisition”)

On October 1, 2021, the Company, and Esports Product Technologies Malta Ltd. entered into a Share Purchase Agreement with Aspire Global plc, (“Aspire”) and various Aspire group companies to acquire its business to consumer (“B2C”) business. The total acquisition price was €65,000,000 paid as follows: (i) cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which were valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement.

This acquisition expands our product offerings and increases the number of markets in which we can operate. The B2C business offers a portfolio of distinctive proprietary brands to a diverse customer base operating across regulated markets.

The acquisition of Aspire’s B2C business provides the following strategic benefits:

•	ownership of Aspire’s portfolio of B2C proprietary online casino and sportsbook brands consisting of Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP;

•	market access for our esports products in key regulated markets including the United Kingdom, Germany, Ireland, Malta, and Denmark, among others, allowing us to cross-sell esports wagering opportunities;

•	Ability to launch additional esports focused online gaming websites that target these additional markets; and

•	enhanced strategic partnership with Aspire who will provide the on-line gaming platform and a managed services offering, including customer service, customer on-boarding and payment processing ensuring operational stability and continuity.

Our gaming license from the Curacao Gaming Authority and the licenses made available to us from the Acquisition of the Aspire B2C business allows us to accept esports and sports wagers from residents of more than 160 jurisdictions.

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended
	2021		2020
	$	%	$	%

Revenue	$7,139,927	100%	$10,794	100%
Cost of revenue	(4,609,087)	(65)%	(12,260)	(114)%

Gross profit (loss)	2,530,840	35%	(1,466)	(14)%

Operating expenses:
Sales and marketing expenses	3,974,784	56%	39,253	364%
Product and technology expenses	1,015,248	14%	505,935	4,687%
Acquisition costs	2,238,957	31%	–	0%
General and administrative expenses	3,144,420	44%	1,593,711	14,764%
Total operating expenses	10,373,409	145%	2,138,899	19,815%

Income (loss) from operations	(7,842,569)	(110)%	(2,140,365)	(19,828)%

Other expenses:
Interest expense	(976,418)	(14)%	(600,406)	(5,562)%
Foreign currency loss	(62,051)	(1)%	(9,961)	(92)%
Total other expense	(1,038,469)	(15)%	(610,367)	(5,654)%

Income (loss) before provision for income taxes	(8,881,038)	(124)%	(2,750,732)	(25,483)%
Provision for income taxes	–	0%	–	0%

Net income (loss)	$(8,881,038)	(124)%	$(2,750,732)	(25,483)%

Three Months Ended December 31, 2021 compared to December 31, 2020

Revenue

During the three months ended December 31, 2021, we generated $7.140 million in revenue an increase from $0.011 million in the same period of the prior year. The increase in revenue was driven by the Acquisition which continues to generate significant revenue in the UK, Germany, Denmark, Ireland, Austria and other regulated markets. The acquisition of the Aspire B2C business accounted for substantially all of the increase in revenue for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020.

Cost of Sales

During the three months ended December 31, 2021, cost of sales was $4.610 million as compared with $0.011 million in the same period in the prior year. The increase in cost of sales is due entirely to the Acquisition and is consistent with the increase in revenue and consists primarily of platform fees, which are charged as a percentage of revenue and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $3.975 million for the three months ended December 31, 2021, an increase from $0.04 million in the same period in the prior year. The increase in sales and marketing expense is driven by increase in revenue from the acquisition of the Aspire B2C business, increase in stock-based compensation and increased levels of staff. Stock-based compensation was approximately $0.878 million for three-month period ended December 31, 2021. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense increased to $1.015 million for the three months ended December 31, 2021, from $0.506 for the three months ended December 31, 2020. The increase is a result of increased hiring of both employees and consultants as we focus on expanding our product offerings. Product and technology expense, for the three months ended December 31, 2021, included payroll-related costs of approximately $600,000, stock-based compensation of $330,000.

Acquisition Costs

Acquisition costs was $2,239 million for the three months ended December 31, 2021, as compared to zero for the three months ended December 31, 2020. Acquisition costs included a non cash hedging loss of $1.570 million from executing a forward contract on the purchase price of the Acquisition. Acquisition costs also included various legal and consultant fees associated with completing the Acquisition.

General and Administrative Expense

General and administrative expense was $3.144 million for the three months ended December 31, 2021, as compared to $1.594 million for the three months ended December 31, 2020. The increase in general and administrative expense was mainly attributable to an increase in employee costs from adding new employees, $230,000 of stock-based compensation cost, and professional fees including legal, accounting, investor relations and other professional fees, depreciation and amortization of intangible assets.

Interest and Other Expenses

During the three months ended December 31, 2021, we recognized interest expense of $1.038 million, which included amortization of debt discount of $0.4 million related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names and our recent loan completed as part of the Acquisition. We also incurred interest on the term loan completed on November 29, 2021 of $0.4 million.

Net Income/Loss

Net loss for the three months ended December 31, 2021, was $8,881,038 compared to a net loss of $2,750,732 for the three months ended December 31, 2020. The increase in net loss was primarily due to the significant in increase in cost of sales and sales and marketing costs to support the Acquisition as well as increased general and administrative expenses product and technology expenses as a result of our efforts to develop our new products and services. Increased dividend and interest expense from the issuance of the preferred shares and senior notes, respectively also contributed to the increase in our net loss for the period.

Liquidity and Capital Resources

On December 31, 2021, we had cash of $11,760,712, and had working capital of $6,877,221. We have historically funded our operations from proceeds from debt and equity sales, and funds received from customers.

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

During fiscal year September 30, 2021, we completed two private placements totaling 2,250,000 shares of our common stock for gross proceeds of $4.75 million.

In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. The Company paid underwriting fees and other expenses of $885,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five years.

As of December 31, 2021, we have incurred an accumulated deficit of $26,014,405 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $3,020,650 for the three months ended December 31, 2021, as compared to cash used in operating activities of $812,883 for the three months ended December 31, 2020. Net cash used in operating activities during the period were primarily impacted by the increase in Accounts Receivable due to the growth in our business, which was collected in January 2022. Cash flow from operations were also included payments made for, professional fees to our consultants, attorneys and accountants required to complete the Acquisition.

Cash used in investing activities

Net cash used in investing activities was $57,201,505 for the three months ended December 31, 2021, and was related to the completion of the Acquisition. Also contributing to the cash used in investing activities were purchase of fixed assets of $492,564 due primarily to opening of our office in Malta and purchase of software assets to support the new wagering platform.

Cash used provided by financing activities

Net cash provided by financing activities was $62,736,837 for the three months ended December 31, 2021 due to the issuance of Preferred Shares and Senior Notes of $37.7 million and $30.0 million, respectively. Offsetting these amounts were the direct issuance costs.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2021.

There were no changes to our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended September 30, 2022. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s most recent annual report on Form 10-Kon file with the SEC. Except as set forth below, there have been no material changes to the risk factors disclosed in such annual report.

Future sales of shares by our preferred stockholders could cause our stock price to decline.

On November 29, 2021, in connection with the Acquisition, we issued an aggregate of 37,700 shares of Preferred Stock for a purchase price of $1,000.00 per share, for aggregate gross proceeds of $37,700,000 (the “Private Placement”). For each share of Preferred Stock issued, we issued the investors a warrant to purchase 150% of the shares of common stock underlying the Preferred Stock (the “Warrants”). The Preferred Stock is convertible into common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, nine months from the issuance date (the “Adjustment Date”), the Conversion Price shall be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date, provided that if our EBITDA is equal to or greater than $2.0 million for the quarter ending March 31, 2022, then no adjustment will cause the Conversion Price to be less than $20.00. The Warrants are initially exercisable at an exercise price of $30.00 per share, provided that the exercise price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the exercise price then in effect. We have filed a registration statement filed with the SEC registering the resale of all of the common stock underlying the Preferred Stock and Warrants. The trading price of our common stock could be adversely impacted if these preferred stockholders sell, or if the market believes such holders may sell, substantial amounts of our common stock in the public market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as we have previously disclosed in a Current Report on Form 8-K, we have not sold any equity securities that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

On February 9, 2022, the Company’s Compensation Committee and Board of Directors approved the issuance of 6,300 restricted stock units to each non-executive board members, which consists of Michael Nicklas, Dennis Neilander and Christopher Downs. The restricted stock units vest upon the earlier of the Company’s next annual meeting of shareholders or one year from issuance, provided the board member is serving on the board on such vesting date.

Item 6. Exhibits.

Exhibit Number	Description
2.1**	Share Purchase Agreement, dated as of October 1, 2021 (incorporated by reference to exhibit 2.1 of the Form 8-K filed October 1, 2021)
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to exhibit 3.1 of the Form 8-K filed December 1, 2021)
4.1	Form of Promissory Note between Esports Technologies, Inc., Esports Product Technologies Malta Ltd. and Aspire Global Plc (incorporated by reference to exhibit 4.1 of the Form 8-K filed December 1, 2021)
4.2	Form of Warrant issued to Series A Preferred Stock holders (incorporated by reference to exhibit 4.2 of the Form 8-K filed December 1, 2021)
4.3	Form of Warrant issued to Lender (incorporated by reference to exhibit 4.3 of the Form 8-K filed December 1, 2021)
10.1	Form of Series A Preferred Stock Subscription Agreement (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 1, 2021)
10.2**+	Credit Agreement dated November 29, 2021 between Esports Technologies, Inc., certain subsidiaries of Esports Technologies, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.2 of the Form 8-K filed December 1, 2021)
10.3***	First Amended and Restated Employment Agreement between Esports Technologies, Inc. and James Purcell dated December 22, 2021 (incorporated by reference to exhibit 10.14 of the Form 10-K for the year ended September 30, 2021)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________

*	Filed herewith.

**	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

***	Management contract or compensatory plan, contract or arrangement.

+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS TECHNOLOGIES, INC.

Date: February 11, 2022	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 11, 2022	By:	/s/ James Purcell
James Purcell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

