Form 10-Q
period 2022-03-31
EBET, Inc.
filed 2022-05-16
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number: 001-40334

EBET, Inc.

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

The registrant had 14,666,830 shares of common stock outstanding on May 3, 2022.

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

2

EBET, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

EBET, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2022	2021

ASSETS
Current assets:
Cash	$7,051,815	$9,064,859
Accounts receivable, net	1,732,097	21,636
Prepaid expenses and other current assets	1,504,086	690,637
Right of use asset, operating lease, current portion	171,819	170,512

Total current assets	10,459,817	9,947,644

Long term assets:
Fixed assets, net	924,692	85,334
Right of use asset, operating lease	76,971	172,915
Intangible assets - license agreement, net	1,308,846	1,616,088
Intangible assets - domain names, net	2,249,033	2,240,510
Goodwill	34,912,645	–
Acquired intangibles, net	34,889,210	–

Total assets	$84,821,214	$14,062,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,114,433	$1,721,103
Current lease liabilities	171,818	170,511
Derivative liabilities	66,457	–
Borrowings	1,906,894	1,396,133
Liabilities to users	1,019,482	58,789
Total current liabilities	11,279,084	3,346,536

Long-Term Liabilities
Borrowings	32,686,431	463,925

Total liabilities	43,965,515	3,810,461

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 39,551 and 0 issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	40	–
Common stock; $0.001 par value, 100,000,000 shares authorized,14,416,830 and 13,315,414 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	14,416	13,315
Additional paid-in capital	80,979,465	26,834,354
Accumulated other comprehensive (deficit) income	(915,486)	53,911
Accumulated deficit	(39,222,736)	(16,649,550)
Total stockholders’ equity	40,855,699	10,252,030

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$84,821,214	$14,062,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenue	$19,002,588	$33,834	$26,142,515	$44,628
Cost of revenue	(12,009,596)	(12,465)	(16,618,683)	(24,724)

Gross profit	6,992,992	21,369	9,523,832	19,904

Operating expenses:
Sales and marketing expenses	9,474,087	234,691	13,448,872	273,944
Product and technology expenses	1,139,914	603,445	2,155,162	1,109,380
Acquisition costs	1,190	–	2,240,147	–
General and administrative expenses	5,446,776	1,189,410	8,591,195	2,783,121
Total operating expenses	16,061,967	2,027,546	26,435,376	4,166,445

Income (loss) from operations	(9,068,975)	(2,006,177)	(16,911,544)	(4,146,541)

Other expenses:
Interest expense	(2,764,819)	(367,214)	(3,741,237)	(967,620
Foreign currency loss	(7,277)	(2,269)	(69,328)	(12,230)
Total other expense	(2,772,096)	(369,483)	(3,810,565)	(979,850

Loss before provision for income taxes	(11,841,071)	(2,375,660)	(20,722,109)	(5,126,391)
Provision for income taxes	–	–	–	–

Net loss	$(11,841,071)	$(2,375,660)	$(20,722,109)	$(5,126,391)

Preferred stock dividends	(1,367,260)	–	(1,851,077)	–
Net loss attributable to common shareholders	(13,208,331)	(2,375,660)	(22,573,186)	(5,126,391

Net loss per common share – basic and diluted	$(0.93)	$(0.22)	$(1.61)	$(0.52)

Weighted average common shares outstanding – basic and diluted	14,236,755	10,587,654	13,980,720	9,878,185

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common stock		Preferred Stock
	Number of		Number of		Additional paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	Income	deficit	Total

Balance at September 30, 2020	7,340,421	$7,340	–	$–	$3,053,660	$–	$(1,449,526)	$1,611,474
Shares issued for cash, net	2,000,000	2,000	–	–	3,646,071	–	–	3,648,071
Stock-based compensation	683,334	683	–	–	1,321,343	–	–	1,322,026
Shares issued due to conversion of notes payable	375,000	375	–	–	187,125	–	–	187,500
Stock warrants issued for asset acquisition	–	–	–	–	57,252	–	–	57,252
Net loss	–	–	–	–	–	–	(2,750,731)	(2,750,731)
Balance at December 31, 2020	10,398,755	10,398	–	–	$8,265,451	–	(4,200,257)	4,075,592

Shares issued for cash, net	250,014	251	–	–	719,435	–	–	719,686
Stock-based compensation	–	–	–	–	700,000	–	–	700,000
Net loss	–	–	–	–	–	–	(2,375,660)	(2,375,660)
Balance at March 31, 2021	10,648,769	10,649	–	–	$9,684,886	–	(6,575,917	$3,119,618

Balance at September 30, 2021	13,315,414	$13,315	–	–	$26,834,354	$53,911	$(16,649,550)	$10,252,030
Shares & warrants issued for cash, net	–	–	37,700	38	37,699,962	–	–	37,700,000
Shares issued to Aspire Global plc	186,838	187	–	–	13,326,565	–	–	13,326,752
Cashless exercise of warrants	244,346	244	–	–	(244)	–	–	–
Shares issued for conversion of debt	423,141	423	–	–	112,077	–	–	112,500
Exercise of stock options for cash	2,000	2	–	–	5,998	–	–	6,000
Stock-based compensation	20,000	20	–	–	1,435,296	–	–	1,435,316
Preferred share dividends			484		483,817		(483,817)	–
Issuance costs	–	–	–	–	(2,100,000)	–	–	(2,100,000)
Net loss	–	–	–	–	–	–	(8,881,038)	(8,881,038)
Comprehensive income	–	–	–	–	–	187,428	–	187,428
Balance at December 31, 2021	14,191,739	$14,191	38,184	$38	$77,797,825	$241,339	$(26,014,405)	$52,038,988

Cashless exercise of warrants and RSU	225,091	225	–	–	(225)	–	–	–
Stock-based compensation	–	–	–	–	1,814,607	–	–	1,814,607
Preferred share dividends		–	1,367	2	1,367,258	–	(1,367,260)	–
Net loss	–	–	–	–	–	–	(11,841,071)	(11,841,071)
Comprehensive income	–	–	–	–	–	(1,156,825)	–	(1,156,825)
Balance at March 31, 2022	14,416,830	$14,416	39,551	$40	$80,979,465	$(915,486)	$(39,222,736)	$40,855,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2022 and 2021

(Unaudited)

	For the Six Months Ended March 31,
	2022	2021

Cash flow from operating activities:
Net loss	$(20,722,109)	$(5,126,391)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, issuance costs	1,368,188	867,593
Depreciation and amortization expense	2,795,880	12,346
Stock-based compensation	3,249,923	2,022,026
Gain on cryptocurrency settlement	–	(35,140)
Derivative (gain)/loss	73,083	–
Foreign exchange (gain)/loss	(216,678)	50,932
Changes in operating assets and liabilities:
Accounts receivable	(1,711,122)	(35,251)
Prepaid expenses and other	(717,505)	(91,220)
Accounts payable and accrued liabilities	7,301,761	426,368
Accounts payable - related parties	–	2,340
Liabilities to users	960,693	32,924
Net cash used in operating activities	(7,617,886)	(1,873,473)

Cash flow from investing activities:
Purchase of fixed assets	(902,469)	(90,899)
Cash paid for business combinations	(56,229,526)	–
Purchase of other long term assets	–	(133,770)
Net cash used by investing activities	(57,131,995)	(224,669)

Cash flow from financing activities:
Proceeds from debt issuance, net of issuance costs	27,130,837	–
Proceeds from equity issuance, net of issuance costs	35,606,000	4,367,757
Net cash provided by financing activities	62,736,837	4,367,757

NET CHANGE IN CASH	(2,013,044)	2,269,615
CASH AT BEGINNING OF PERIOD	9,064,859	–
CASH AT END OF PERIOD	$7,051,815	$2,269,615

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,427,915	$–

Non-cash transactions
Preferred shares issued for dividends	$1,851,077	$–
Stock warrants issued in connection with Senior Notes	$7,661,382	$–
Stock issued for conversion of notes payable	$112,500	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization

EBET, Inc. (“EBET” or “the Company”) was formed on September 24, 2020 as a Nevada corporation. EBET is a technology company creating and operating platforms focused on esports and competitive gaming. The Company operates under a Curacao gaming sublicense and can provide online betting services to various countries around the world. On May 5, 2022, the Company changed its name to EBET, Inc. from Esports Technologies, Inc.

On September 24, 2020, ESEG Limited (“ESEG”) was acquired by Global E-Sports Entertainment Group, LLC (“Global E-Sports”) in exchange for 50% of the membership interest in Global E-Sports held by the former owners of ESEG. The remaining 50% interest of Global E-Sports is held by EBET. Prior to this transaction both ESEG and Global E-Sports shared common ownership. This transaction was accounted for as a combination of entities under common control and as such both operations have been combined from their inception. In addition, on September 24, 2020, EBET executed a Share Exchange Agreement (“Share Exchange”) resulting in the acquisition of 100% of the membership interest of Global E-Sports in exchange for the issuance of 7,340,421 shares of common stock.

Pursuant to the Share Exchange, the merger between Global E-Sports and the Company was accounted for as a reverse merger. Under this method of accounting, EBET was treated as the “acquired” company for financial reporting purposes. The net assets of Global E-Sports are stated at historical cost, with no goodwill or other intangible assets recorded.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and generated negative cash flows from operations since inception. In April 2021, the Company completed its Initial Public Offering (“IPO”) and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000, receiving net proceeds of $13,514,200. The Company's forecasts for 2022 and beyond indicate that it we will need additional funding in order to have sufficient financial resources to continue to settle its debts as they fall due. In making this assessment, the Directors considered the going concern status for a period of at least 12 months from the date of signing the financial statements. For this reason, they continue to adopt the going concern basis in preparing the financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying unaudited financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the final results that may be expected for the year ended September 30, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2021 included in our Form 10-K filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

No single customer exceeded more than 10% of revenue during the three months ended March 31, 2022 and 2020. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with customer related acquisition costs, advertising and related software, strategic league and team partnerships and costs related to free to play contests, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred. Advertising costs incurred was $434,465 and $0 for the six months ended March 31, 2022 and 2021, respectively.

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

Upon completing the acquisition of Aspire, the company incurred the following costs:

Debt issuance costs	2,869,163
Equity issuance costs	2,100,000
Transaction expenses	2,615,098
Total acquisition expenses	$7,584,261

Debt issuance costs relate to costs associated with acquiring the loan from the CP BF Lending LLC. These have been recorded as reduction of the face value of the debt and are amortized over the life of the loan. Equity issuance costs relate to the costs associated with the private placement. These have been recorded as reduction of the equity proceeds. Transactions costs relate to all direct and indirect costs associated with the acquisition, and expensed as incurred.

NOTE 4 – BORROWINGS

The following is a summary of borrowings outstanding as at March 31, 2022 and September 30, 2021:

			March 31, 2022					September 30, 2021
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Issuance costs	Carrying amount	Principal outstanding balance	Unamortized debt discount	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD	USD	USD	USD
Senior notes	15%	USD	30,000,000	30,000,000	(7,150,623)	(1,750,134)	21,099,243	–	–	–	–
Note due to Aspire	10%	EUR	10,000,000	11,101,000	–	–	11,101,000	–	–	–	–
Convertible notes	10%	USD	1,906,894	1,906,894	–	–	1,906,894	1,912,500	(516,366)	–	1,396,134
Other	0%	USD	675,000	675,000	(188,812)	–	486,188	675,000	(211,076)	–	463,924
Total borrowings				43,682,894	(7,339,435)	(1,750,134)	34,593,325	2,587,500	(727,442)	–	1,860,058

Current							1,906,894				1,396,133
Long-term							32,686,431				463,925
Total borrowings							34,593,325				1,860,058

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

As of March 31, 2022, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver is contingent on the completion of an equity raise of $3.5 million prior to May 31, 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company has agreed to amend the Senior Notes such that $5 million of principle loan balance becomes convertible at the effective average share price (giving effect to any warrants or other economic consideration) from which the Company raises the first $10,000,000 of common equity through one or more qualified equity offerings immediately following the receipt of the foregoing $3.5 million.

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

Convertible Notes and other

On September 1, 2020, ESEG entered into three promissory notes, with a combined principal amount of $2,100,000. The notes bore interest at the rate of 10% per annum and matured on March 1, 2022 and are now convertible at the noteholder’s option. The Company also agreed to pay two of the lenders a total of $675,000 on September 1, 2025, bearing no interest. The Company issued each of the lenders a conversion option at a fixed price of $0.50 per share and issued 2,015,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.30 per share, each with a term of five years. The convertible notes bear interest at 10% per annum and mature on March 1, 2022. The holder may convert the note into shares of common stock at any time throughout the maturity date, to the extent and provided that no holder of the notes was or will be permitted to convert such notes so long as it or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The Company determined that the assignment of the notes payable by the subsidiary to the parent company was an extinguishment of the original notes payable due to the addition of a substantive conversion feature, and the Company recognized a loss on extinguishment of $265,779 during the year ended September 30, 2020.

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the three months ended December 31, 2020, a total of $187,500 of principal was converted into 375,000 shares of common stock. As of December 31, 2021, the balance due under these notes, net of unamortized discount of $826,189, is $1,086,311, with accrued interest of $116,774. During the three months ended March 31, 2022, the Company recorded a charge of $1,187,913 in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

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

2020 Stock Plan

In December 2020, the Company adopted the 2020 Stock Plan, or the 2020 Plan. The 2020 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

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

Common Stock Awards

During the six months ended March 31, 2022, the Company agreed to award a total of 381,100 restricted stock units that convert into common stock to various employees, consultants and officers under the 2020 Plan. Of the restricted stock unit awarded, 281,100 will vest annually over a period of one to four years.

During the six months ended March 31, 2022, the Company recognized a total of $2,281,520 of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $9,981,520 upon vesting of all awards.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to preference shareholders, its lender and convertible notes issued during the six months ended March 31, 2022. The following table summarizes warrant activity during the six months ended March 31, 2022:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2021	2,199,541	$0.93	4.04
Granted	3,697,225	27.82	4.67
Cancelled	–	–	–
Expired	–	–	–
Exercised	(711,375)	(2.21)	(3.73)
Outstanding at March 31, 2022	5,185,391	$19.92	4.49
Exercisable at March 31, 2022	5,185,391	$19.92	4.49

At March 31, 2022, the outstanding and exercisable common stock warrants had an estimated intrinsic value of $9,579,541. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $28.95 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.18% and 1.18%; 4) expected term of between 2.5 and 5 years; 5) an exercise price of $0.25, $2 $3, $25, or $28 and 6) expected volatility of 42.14% based on a peer group of public companies.

Options

The following table summarizes option activity during the three months ended March 31, 2022:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2021	2,344,348	$2.57	8.39
Granted	154,000	11.78	9.20
Cancelled	(23,000)	(5.57)	9.76
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2022	2,475,348	$3.12	8.34
Exercisable at March 31, 2022	1,143,348	$0.93	8.45

During the six months ended March 31, 2022, the Company recognized stock-based compensation expense of $968,401 related to common stock options awarded. The exercisable common stock options had an intrinsic value as of March 31, 2022, of $6,645,579. The Company expects to recognize an additional $4,996,713 of compensation cost related to stock options expected to vest.

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

NOTE 6 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Software	$677,287	$214,996
Furniture and fixtures	418,976	–
Total fixed assets	1,096,263	214,996
Accumulated depreciation	(171,571)	(129,662)
Fixed assets, net	$924,692	$85,334

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

License Agreement

On October 1, 2020, the Company entered into an option agreement which gave the Company rights to acquire a license for proprietary technology related to online betting. The Company paid $133,770 upon execution of the option agreement and paid an additional $286,328 in cash and agreed to issue 65,000 shares of common stock upon exercise of the option on or about May 3, 2021. The shares were issued in July 2021 and had a fair value of $1,456,650 at the date of exercise of the option and execution of the license agreement resulting in total value for the license agreement of $1,876,748. During the three months ended March 31, 2022, the Company recognized amortization expense of $156,396 included in product and technology expenses.

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

Financial Advisor’s Claims

Subsequent to quarter end, the Company’s previous financial advisors (together, “Advisor”) have alleged a breach by the Company over the termination of the engagement and timing of the payment and amount of the fees. The fees the Company expects to pay are accrued in the accompanying balance sheet. The Company disputes the allegations of the Advisor. The Company and the Advisor are currently seeking a resolution to this dispute, but there is no certainty that the parties will amicably resolve this matter.

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

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Numerator
Net income (loss)	$(11,841,071)	$(2,375,660)	$(20,722,109)	$(5,126,391)
Preferred stock dividends	(1,367,260)	–	(1,851,077)	–
Net income (loss) attributable to common stockholders	$(13,208,331)	$(2,375,660)	$(22,573,186)	$(5,126,391)

Denominator
Basic and diluted weighted average common shares	14,236,755	10,587,654	13,980,720	9,878,185
Basic and diluted net income (loss) per common share	$(0.93)	$(0.22)	$(1.61)	$(0.52)

NOTE 9 –SUBSEQUENT EVENT

As disclosed in Note 4, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver is contingent on the completion an equity raise of $3.5 million prior to May 31, 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company has agreed to amend the Senior Notes such that $5 million of principle loan balance becomes convertible at the effective average share price (giving effect to any warrants or other economic consideration) from which the Company raises the first $10,000,000 of common equity through one or more qualified equity offerings immediately following the receipt of the foregoing $3.5 million.

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

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended March 31,				Six Months Ended
	2022		2021		2022		2021
	$	%	$	%	$	%	$	%

Revenue	19,002,588	100%	33,834	100%	26,142,515	100%	44,628	100%
Cost of revenue	12,009,596	63%	12,465	37%	16,618,683	64%	24,724	55%

Gross profit	6,992,992	37%	21,369	63%	9,523,832	36%	19,904	45%

Operating expenses:
Sales and marketing expenses	9,474,087	50%	234,691	694%	13,448,872	51%	273,944	614%
Product and technology expenses	1,139,914	6%	603,445	1,784%	2,155,162	8%	1,109,380	2,486%
Acquisition costs	1,190	0%	–	0%	2,240,147	9%	–	0%
General and administrative expenses	5,446,776	29%	1,189,409	3,516%	8,591,195	33%	2,783,121	6,236%
Total operating expenses	16,061,967	85%	2,027,546	5,993%	26,435,376	101%	4,166,445	9,336%

Income (loss) from operations	(9,068,975)	(48)%	(2,006,177)	(5,930)%	(16,911,544)	(65)%	(4,146,541)	(9,291)%

Other expenses:
Interest expense	(2,764,819)	(15)%	(367,214)	(1,085)%	(3,741,237)	(14)%	(967,620)	(2,168)%
Loss on derivatives	(67,031)	(0)%	–	0%	(73,083)	(0)%	–	0%
Foreign currency gain/(loss)	(59,754)	0%	(2,269)	(7)%	3,755	0%	(12,230)	(27)%
Total other expense	(2,772,096)	(15)%	(369,483)	(1,092)%	(3,810,565)	(15)%	(979,850)	(2,196)%

Income (loss) before provision for income taxes	(11,841,071)	(62)%	(2,375,660)	(7,022)%	(20,722,109)	(79)%	(5,126,391)	(11,487)%
Provision for income taxes	–	0%	–	0%	–	0%	–	0%

Net income (loss)	(11,841,071)	(62)%	(2,375,660)	(7,022)%	(20,722,109)	(79)%	(5,126,391)	(11,487)%

Three Months Ended March 31, 2022 compared to March 31, 2021

Revenue

During the three months ended March 31, 2022, we generated $19.0 million in revenue an increase from $0.033 million in the same period of the prior year. The increase in revenue was driven by the Acquisition which continues to generate significant revenue in the UK, Germany, Denmark, Ireland, Austria and other regulated markets. The acquisition of the Aspire B2C business accounted for substantially all of the increase in revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Cost of Sales

During the three months ended March 31, 2022, cost of sales was $12.0 million as compared with $0.012 million in the same period in the prior year. The increase in cost of sales is due entirely to the Acquisition and is consistent with the increase in revenue and consists primarily of platform fees, which are charged as a percentage of revenue and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $9.5 million for the three months ended March 31, 2022, an increase from $0.2 million in the same period in the prior year. The increase in sales and marketing expense is driven by increase in revenue from the acquisition of the Aspire B2C business, increase in stock-based compensation and increased levels of staff. Stock-based compensation was approximately $0.964million for three-month period ended March 31, 2022. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense increased to $1.1 million for the three months ended March 31, 2022, from $0.6 million for the three months ended March 31, 2021. The increase is a result of increased hiring of both employees and consultants as we focus on expanding our product offerings. Product and technology expense, for the three months ended March 31, 2022, included payroll-related costs of approximately $613,000 and stock-based compensation of $367,000.

General and Administrative Expense

General and administrative expense was $5.4 million for the three months ended March 31, 2022, as compared to $1.2 million for the three months ended March 31, 2021. The increase in general and administrative expense was mainly attributable to an increase in employee costs from adding new employees, $483,000 of stock-based compensation cost, and professional fees including legal, accounting, investor relations and other professional fees, depreciation and amortization of intangible assets.

Interest and Other Expenses

During the three months ended March 31, 2022, we recognized interest expense of $2.7 million, which included amortization of debt discount of $0.8 million related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names and our recent loan completed as part of the Acquisition. We also incurred interest on the term loan completed on November 29, 2021 of $1.9 million.

Net Income/Loss

Net loss for the three months ended March 31, 2022, was $11.8 million compared to a net loss of $2.4 million for the three months ended March 31, 2021. The increase in net loss was primarily due to the significant in increase in cost of sales and sales and marketing costs to support the Acquisition as well as increased general and administrative expenses product and technology expenses as a result of our efforts to develop our new products and services. Increased interest expense from the issuance of the senior notes, also contributed to the increase in our net loss for the period.

Six Months Ended March 31, 2022 compared to March 31, 2021

Revenue

During the six months ended March 31, 2022, we generated $26.1 million in revenue an increase from $0.045 million in the same period of the prior year. The increase in revenue was driven by the Acquisition which continues to generate significant revenue in the UK, Germany, Denmark, Ireland, Austria and other regulated markets. The acquisition of the Aspire B2C business accounted for substantially all of the increase in revenue for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021.

Cost of Sales

During the six months ended March 31, 2022, cost of sales was $16.6 million as compared with $0.025 million in the same period in the prior year. The increase in cost of sales is due entirely to the Acquisition and is consistent with the increase in revenue and consists primarily of platform fees, which are charged as a percentage of revenue and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $13.4 million for the six months ended March 31, 2022, an increase from $0.3 million in the same period in the prior year. The increase in sales and marketing expense is driven by increase in revenue from the acquisition of the Aspire B2C business, increase in stock-based compensation and increased levels of staff. Stock-based compensation was approximately $1.842 million for six-month period ended March 31, 2022. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense increased to $2.2 million for the six months ended March 31, 2022, from $1.1 million for the six months ended March 31, 2021. The increase is a result of increased hiring of both employees and consultants as we focus on expanding our product offerings. Product and technology expense, for the six months ended March 31, 2022, included payroll-related costs of approximately $955,000, stock-based compensation of $696,000.

Acquisition Costs

Acquisition costs was $2.2 million for the six months ended March 31, 2022, as compared to zero for the six months ended March 31, 2021. Acquisition costs included a non cash hedging loss of $1.570 million from executing a forward contract on the purchase price of the Acquisition. Acquisition costs also included various legal and consultant fees associated with completing the Acquisition.

General and Administrative Expense

General and administrative expense was $8.6 million for the six months ended March 31, 2022, as compared to $2.8 million for the six months ended March 31, 2021. The increase in general and administrative expense was mainly attributable to an increase in employee costs from adding new employees, $711,000 of stock-based compensation cost, and professional fees including legal, accounting, investor relations and other professional fees, depreciation and amortization of intangible assets.

Interest and Other Expenses

During the six months ended March 31, 2022, we recognized interest expense of $3.7 million, which included amortization of debt discount of $1.4 million related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names and our recent loan completed as part of the Acquisition. We also incurred interest on the term loan completed on November 29, 2021 of $2.3 million.

Net Income/Loss

Net loss for the six months ended March 31, 2022, was $20.7 million compared to a net loss of $5.1 million for the six months ended March 31, 2021. The increase in net loss was primarily due to the significant in increase in cost of sales and sales and marketing costs to support the Acquisition as well as increased general and administrative expenses product and technology expenses as a result of our efforts to develop our new products and services. Increased interest expense from the issuance of the senior notes, also contributed to the increase in our net loss for the period.

Liquidity and Capital Resources

On March 31, 2022, we had cash of $7.1 million, and had working capital deficit of $0.82 million. We have historically funded our operations from proceeds from debt and equity sales, and funds received from customers. The Company's forecasts for fiscal year 2022 indicate that it will need additional funding during such period in order to have sufficient financial resources to continue to settle its debts as they fall due. The Company does not have any commitments for such funding and there is no assurance that it will be able to raise additional financing on favorable terms, if at all.

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

As of March 31, 2022, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver is contingent on the completion an equity raise of $3.5 million prior to May 31, 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company has agreed to amend the Senior Notes such that $5 million of principle loan balance becomes convertible at the effective average share price (giving effect to any warrants or other economic consideration) from which the Company raises the first $10,000,000 of common equity through one or more qualified equity offerings immediately following the receipt of the foregoing $3.5 million.

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

As of March 31, 2021, we have incurred an accumulated deficit of $39.9 million since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $7.6 million for the six months ended March 31, 2022, as compared to cash used in operating activities of $1.8 million for the six months ended March 31, 2021. Net cash used in operating activities during the period were primarily impacted by the increase in Accounts Receivable due to the growth in our business, which was collected in April 2022. Cash flow from operations also benefitted from deferred payments for professional fees to our consultants, attorneys and accountants primarily required to complete the Acquisition.

Subsequent to quarter end, the Company’s previous financial advisors (together, “Advisor”) have alleged a breach by the Company over the termination of the engagement and timing of the payment and amount of the fees. The fees the Company expects to pay are accrued in the accompanying balance sheet. The Company disputes the allegations of the Advisor. The Company and the Advisor are currently seeking a resolution to this dispute, but there is no certainty that the parties will amicably resolve this matter.

Cash used in investing activities

Net cash used in investing activities was $57.1 million for the six months ended March 31, 2022, as compared to cash used in investing activities of $0.2 million for the six months ended March 31, 2021. Net cash used in investing activities during the period related to the completion of the Acquisition. Also contributing to the cash used in investing activities were purchase of fixed assets of $0.9 million due primarily to opening of our office in Malta and purchase of software assets to support the new wagering platform.

Cash used provided by financing activities

Net cash provided by financing activities was $62,7 million for the six months ended March 31, 2022 due to the issuance of Preferred Shares and Senior Notes of $37.7 million and $30.0 million, respectively. Offsetting these amounts were the direct issuance costs.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2022.

There were no changes to our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in Note 4, the Company had not maintained compliance with the covenants of its Senior Notes and obtained a waiver from its lender which waiver is contingent on the completion an equity raise of $3.5 million prior to May 31, 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company has agreed to amend the Senior Notes such that $5 million of principle loan balance becomes convertible at the effective average share price (giving effect to any warrants or other economic consideration) from which the Company raises the first $10,000,000 of common equity through one or more qualified equity offerings immediately following the receipt of the foregoing $3.5 million

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Merger (incorporated by reference to exhibit 3.1 of the Form 8-K filed May 5, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to exhibit 3.2 of the Form 8-K filed May 5, 2022)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EBET, INC.

Date: May 16, 2022	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ James Purcell
James Purcell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

