Form 10-Q
period 2022-06-30
EBET, Inc.
filed 2022-08-15
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The registrant had 16,447,163 shares of common stock outstanding on August 7, 2022.

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

2

EBET, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

EBET, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2022	2021

ASSETS
Current assets:
Cash	$6,888,479	$9,064,859
Accounts receivable, net	1,618,957	21,636
Prepaid expenses and other current assets	2,256,849	690,637
Right of use asset, operating lease, current portion	164,821	170,512

Total current assets	10,929,106	9,947,644

Long term assets:
Fixed assets, net	1,109,118	85,334
Right of use asset, operating lease	30,473	172,915
Intangible assets - license agreement, net	1,152,147	1,616,088
Intangible assets - domain names, net	2,241,052	2,240,510
Goodwill	32,667,115	–
Acquired intangibles, net	30,992,788	–

Total assets	$79,121,799	$14,062,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,352,125	$1,721,103
Current lease liabilities	164,820	170,511
Derivative liabilities	233,397	–
Borrowings	1,606,891	1,396,133
Liabilities to users	1,403,889	58,789
Total current liabilities	15,761,122	3,346,536

Long-Term Liabilities
Borrowings	32,244,969	463,925

Total liabilities	48,006,091	3,810,461

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 40,967 and 0 issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	41	–
Common stock; $0.001 par value, 100,000,000 shares authorized 16,172,954 and 13,315,414 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	16,172	13,315
Additional paid-in capital	85,193,567	26,834,354
Accumulated other comprehensive (deficit) income	(4,476,394)	53,911
Accumulated deficit	(49,617,678)	(16,649,550)
Total stockholders’ equity	31,115,708	10,252,030

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$79,121,799	$14,062,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$18,168,515	$41,356	$44,311,030	$85,984
Cost of revenue	(10,918,796)	–	(27,537,479)	(24,724)

Gross profit	7,249,719	41,356	16,773,551	61,260

Operating expenses:
Sales and marketing expenses	9,262,851	964,836	22,711,724	1,238,780
Product and technology expenses	1,115,165	1,176,848	3,270,328	2,286,228
Acquisition costs	–	139,235	2,240,147	139,235
General and administrative expenses	3,863,298	1,340,042	12,454,493	4,123,163
Total operating expenses	14,241,314	3,620,961	40,676,692	7,787,406

Income (loss) from operations	(6,991,595)	(3,579,605)	(23,903,141)	(7,726,146)

Other expenses:
Interest expense	(1,920,553)	(368,001)	(5,734,873)	(1,335,621)
Foreign currency loss	(66,552)	(10,005)	(62,794)	(22,235)
Total other expense	(1,987,105)	(378,006)	(5,797,667)	(1,357,856

Loss before provision for income taxes	(8,978,700)	(3,957,611)	(29,700,808)	(9,084,002)
Provision for income taxes	–	–	–	–

Net loss	$(8,978,700)	$(3,957,611)	$(29,700,808)	$(9,084,002)

Preferred stock dividends	(1,416,242)	–	(3,267,319)	–
Net loss attributable to common shareholders	(10,394,942)	(3,957,611)	(32,968,127)	(9,084,002)

Net loss per common share – basic	$(0.70)	$(0.38)	$(2.31)	$(0.85)
Net loss per common share – diluted	$(0.70)	$(0.38)	$(2.31)	$(0.85)

Weighted average common shares outstanding – basic	14,842,497	10,549,765	14,267,461	10,650,966
Weighted average common shares outstanding – diluted	14,842,497	10,549,765	14,267,461	10,650,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common stock		Preferred Stock
	Number of		Number of		Additional paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	Income	deficit	Total

Balance at September 30, 2020	7,340,421	$7,340	–	$–	$3,053,660	$–	$(1,449,526)	$1,611,474
Shares issued for cash, net	2,000,000	2,000	–	–	3,646,071	–	–	3,648,071
Stock-based compensation	683,334	683	–	–	1,321,343	–	–	1,322,026
Shares issued due to conversion of notes payable	375,000	375	–	–	187,125	–	–	187,500
Stock warrants issued for asset acquisition	–	–	–	–	57,252	–	–	57,252
Net loss	–	–	–	–	–	–	(2,750,731)	(2,750,731)
Balance at December 31, 2020	10,398,755	10,398	–	–	$8,265,451	–	(4,200,257)	4,075,592

Shares issued for cash, net	250,014	251	–	–	719,435	–	–	719,686
Stock-based compensation	–	–	–	–	700,000	–	–	700,000
Net loss	–	–	–	–	–	–	(2,375,660)	(2,375,660)
Balance at March 31, 2021	10,648,769	10,649	–	–	$9,684,886	–	(6,575,917	$3,119,618

Shares and warrants issued for cash, net	2,400,000	2,400	–	–	13,511,800	–	–	13,514,200
Shares issued for intangible assets	–	–	–	–	1,456,650	–	–	1,456,650
Cashless exercise of warrants	62,386	62	–	–	(62)	–	–	–
Stock-based compensation	–	–	–	–	834,971	–	–	834,971
Net loss	–	–	–	–	–	–	(3,957,611)	(3,957,611)
Balance at June 30, 2021	13,111,155	13,111	–	–	$25,488,245	–	(10,533,528)	14,967,828

Balance at September 30, 2021	13,315,414	$13,315	–	–	$26,834,354	$53,911	$(16,649,550)	$10,252,030
Shares & warrants issued for cash, net	–	–	37,700	38	37,699,962	–	–	37,700,000
Shares issued to Aspire Global plc	186,838	187	–	–	13,326,565	–	–	13,326,752
Cashless exercise of warrants	244,346	244	–	–	(244)	–	–	–
Shares issued for conversion of debt	423,141	423	–	–	112,077	–	–	112,500
Exercise of stock options for cash	2,000	2	–	–	5,998	–	–	6,000
Stock-based compensation	20,000	20	–	–	1,435,296	–	–	1,435,316
Preferred share dividends	–	–	484	–	483,817	–	(483,817)	–
Issuance costs	–	–	–	–	(2,100,000)	–	–	(2,100,000)
Net loss	–	–	–	–	–	–	(8,881,038)	(8,881,038)
Comprehensive income	–	–	–	–	–	187,428	–	187,428
Balance at December 31, 2021	14,191,739	$14,191	38,184	$38	$77,797,825	$241,339	$(26,014,405)	$52,038,988

Cashless exercise of warrants and RSU	225,091	225	–	–	(225)	–	–	–
Stock-based compensation	–	–	–	–	1,814,607	–	–	1,814,607
Preferred share dividends	–	–	1,367	2	1,367,258	–	(1,367,260)	–
Net loss	–	–	–	–	–	–	(11,841,071)	(11,841,071)
Comprehensive income	–	–	–	–	–	(1,156,825)	–	(1,156,825)
Balance at March 31, 2022	14,416,830	$14,416	39,551	$40	$80,979,465	$(915,486)	$(39,222,736)	$40,855,699
Shares & warrants issued for cash, net	977,659	978	–	–	3,499,022	–	–	3,500,000
Cashless exercise of warrants and RSU	178,465	178	–	–	(178)	–	–	–
Shares issued for conversion of debt	600,000	600	–	–	299,400	–	–	300,000
Stock-based compensation	–	–	–	–	1,091,167	–	–	1,091,167
Preferred share dividends	–	–	1,416	1	1,416,241	–	(1,416,242)	–
Issuance costs	–	–	–	–	(2,091,550)	–	–	(2,091,550)
Net loss	–	–	–	–	–	–	(8,978,700)	(8,978,700)
Comprehensive income	–	–	–	–	–	(3,560,908)	–	(3,560,908)
Balance at June 30, 2022	16,172,954	$16,172	40,967	$41	$85,193,567	$(4,476,394)	$(49,617,678)	$31,115,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2022 and 2021

(Unaudited)

	For the Nine Months Ended June 30,
	2022	2021

Cash flow from operating activities:
Net loss	$(29,700,808)	$(9,084,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, issuance costs	1,319,608	1,187,913
Depreciation and amortization expense	4,770,509	178,339
Stock-based compensation	4,341,090	2,856,997
Gain on cryptocurrency settlement		5,665
Derivative (gain)/loss	233,397	–
Foreign exchange (gain)/loss	50,377	–
Changes in operating assets and liabilities:
Accounts receivable	(1,597,324)	(35,252)
Prepaid expenses and other	(1,566,211)	(623,026)
Accounts payable and accrued liabilities	11,853,570	775,277
Accounts payable - related parties	–	(152,888)
Liabilities to users	1,345,100	(8,432)
Net cash used in operating activities	(8,950,692)	(4,899,409)

Cash flow from investing activities:
Purchase of fixed assets	(1,141,449)	(103,259)
Cash paid for business combinations	(56,229,526)	–
Purchase of other long term assets	–	(420,098)
Net cash used by investing activities	(57,370,975)	(523,357)

Cash flow from financing activities:
Proceeds from debt issuance, net of issuance costs	27,130,837	–
Proceeds from equity issuance, net of issuance costs	37,014,450	17,881,957
Net cash provided by financing activities	64,145,287	17,881,957

NET CHANGE IN CASH	(2,176,380)	12,459,191
CASH AT BEGINNING OF PERIOD	9,064,859	–
CASH AT END OF PERIOD	$6,888,479	$12,459,191

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–

Non-cash transactions
Preferred shares issued for dividends	$3,267,319	$–
Stock warrants issued in connection with Senior Notes	$7,661,382	$–
Stock warrant issued for asset acquisition	$–	$57,282
Stock issued for conversion of notes payable	$412,500	$187,500
Stock issuable for intangible asset	$–	$1,456,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization

EBET, Inc. (“EBET” or “the Company”) was formed on September 24, 2020 as a Nevada corporation. EBET is a technology company operating platforms focused on igaming including casino, sportsbook and esports events. The Company operates under a Curacao gaming sublicense and under a strategic partnership with Aspire Global plc (“Aspire”) allowing EBET to provide online betting services to various countries around the world. On May 5, 2022, the Company changed its name to EBET, Inc. from Esports Technologies, Inc.

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

Acquisition of the B2C business of Aspire Global plc

On October 1, 2021, the Company, and Esports Product Technologies Malta Ltd. (“Esports Malta”) entered into a Share Purchase Agreement (the “Acquisition Agreement”) with Aspire and various Aspire group companies to acquire all of the issued and outstanding shares of Karamba Limited. The total acquisition price was €65,000,000 paid as follows: (i) cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which are valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement (the “Exchange Shares”). See Notes 3, 4 and 5 for additional information.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and generated negative cash flows from operations since inception. In April 2021, the Company completed its Initial Public Offering (“IPO”) and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000, receiving net proceeds of $13,514,200. The Company's forecasts for 2022 and beyond indicate that it we will need additional funding in order to have sufficient financial resources to continue to settle its debts as they fall due. The Company has taken significant measures to increase the profitability of its business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors by approximately 45 positions, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. These efforts have also resulted in an increased focus on the Company’s i-gaming business and a significant reduction in the investment of the Company’s esports products and technologies. As a result of the Company’s actions as referenced above, it does not expect to launch its esports products in the short or medium term. In making this assessment, the Directors considered the going concern status for a period of at least 12 months from the date of signing the financial statements. For this reason, they continue to adopt the going concern basis in preparing the financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying unaudited financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the nine months ended June 30, 2022, are not necessarily indicative of the final results that may be expected for the year ended September 30, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2021 included in our Form 10-K filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

No single customer exceeded more than 10% of revenue during the three months ended June 30, 2022 and 2020. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with customer related acquisition costs, advertising and related software, strategic league and team partnerships and costs related to free to play contests, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred. Advertising costs incurred was $434,465 and $0 for the nine months ended June 30, 2022 and 2021, respectively.

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

NOTE 3 – BUSINESS COMBINATIONS

Acquisition of the B2C business of Aspire Global plc

On October 1, 2021, in order to accelerate the growth and expand market access for our product offerings, the Company and Esports Malta entered into the “Acquisition Agreement” with Aspire, Aspire Global International Limited, AG Communications Limited, Aspire Global 7 Limited (collectively the “Aspire Related Companies”), and Karamba Limited (“Karamba”) whereby Esports Malta acquired all of the issued and outstanding shares of Karamba. The total acquisition price, paid at the closing of the acquisition of the Karamba shares, was €65,000,000 paid as follows: (i) a cash amount of €50,000,000; (ii) €10,000,000, paid in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which were valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement). The transaction closed on November 29, 2021.

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

Upon completing the acquisition of Aspire, the company incurred the following costs:

Debt issuance costs	3,372,889
Equity issuance costs	4,184,000
Transaction expenses	2,472,533
Total acquisition expenses	$10,029,422

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

NOTE 4 – BORROWINGS

The following is a summary of borrowings outstanding as at June 30, 2022 and September 30, 2021:

			June 30, 2022						September 30, 2021
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount	Principal outstanding balance	Unamortized debt discount	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD	USD	USD	USD
Senior notes	15%	USD	30,000,000	30,000,000	(6,767,554)	177,951	(2,687,937)	20,722,460	–	–	–
Note due to Aspire	10%	EUR	10,000,000	10,387,000	–	637,793	–	11,024,793	–	–	–
Convertible notes	10%	USD	1,606,891	1,606,891	–	–	–	1,606,891	1,912,500	(516,366)	1,396,134
Other	0%	USD	675,000	675,000	(177,284)	–	–	497,716	675,000	(211,076)	463,924
Total borrowings				42,668,891	(6,944,838)	815,744	(2,687,937)	33,851,860	2,587,500	(727,442)	1,860,058

Current								1,606,891			1,396,133
Long-term								32,244,969			463,925
Total borrowings								33,851,860			1,860,058

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

The Credit Agreement requires the Company to meet certain financial covenants commencing June 30, 2022. The Loan is secured by all of the assets of the Company and its subsidiaries. The Loan may be accelerated by the Lender upon an event of default, which in addition to customary events of default include: (i) if (1) any of the Company or its subsidiaries shall fail to maintain in full force and effect any gaming approval (as defined in the Credit Agreement) required for the operation of its business or (2) any gaming regulator shall impose any condition or limitation on any of the foregoing entities that could be reasonably expected to have a material adverse effect; or (ii) the suspension from trading or failure of the Company’s common stock to be trading or listed on the Nasdaq exchange for a period of three consecutive trading days.

As of June 30, 2022, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver is contingent on the completion of an equity raise of $3.5 million, which was completed in June 2022 . In consideration for obtaining a waiver from the compliance with certain covenants, the Company agreed to amend the Senior Notes such that $5 million of principle loan balance becomes convertible at $3.58 per share commencing after the Company raises the $5,000,000 of common equity (including the foregoing $3.5 million).

In connection with the Loan, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase 1,567,840 shares of Company common stock at an exercise price of $25.00 per share expiring on the earlier to occur of (i) five years following the issue date or (ii) the second anniversary of the satisfaction of all obligations of the Company under the Credit Agreement. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. In addition, the exercise price of the Lender Warrant is subject to “weighted-average” anti-dilution protection for issuances by the Company below the exercise price (other than certain defined exempt issuances), and, upon shareholder approval, which was received on February 9, 2022, the number of shares underlying the Lender Warrant shall also be adjusted for issuances to which the “weighted-average” anti-dilution protection applies. Pursuant to the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the number of shares underlying the warrant increased to 1,654,538 and the exercise price was reduced to $23.69. The Lender will not have the right to exercise any portion of the Lender Warrant if the Lender (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Company common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Lender Warrant, which beneficial ownership amount, at the election of the Lender may be increased to any other percentage not in excess of 19.99% as specified by the Lender. If a fundamental transaction occurs, then the successor entity will succeed to, and be substituted for the Company, and will assume all of the Company’s obligations under the Lender Warrant with the same effect as if such successor entity had been named in the Lender Warrant itself.

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

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the three months ended December 31, 2020, a total of $187,500 of principal was converted into 375,000 shares of common stock. During the nine months ended June 30, 2022, the Company recorded a charge of $2,128,943 in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

June 2022 Private Placement

On June 16, 2022, the Company issued, in a private placement priced at-the-market under Nasdaq rules: (i) 977,657 shares of the Company’s common stock, and (ii) warrants to purchase up to an aggregate of 977,657 shares of common stock. The combined purchase price of one share of common stock and accompanying warrant was $3.58. The gross proceeds to the Company from the private placement were approximately $3.5 million, before deducting fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the warrants.

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

The Preferred Stockholders are entitled to receive dividends, at a rate of 14.0% per annum, which shall be payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance date. With limited exceptions, the Preferred Stockholders will have no voting rights. The dividends can be paid in either cash or in the issuance of additional preferred shares. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company available to shareholders, an amount equal to the greater of: (i) the purchase price for each share of Preferred Stock then held, or (ii) the amount the holders would have received had the holders fully converted the Preferred Stock to Company common stock, in each case, before any distribution or payment shall be made to the holders of the Company’s common stock. The Preferred Stock is convertible into Company common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, on December 31, 2022 and April 15, 2023 (each an “Adjustment Date”), the Conversion Price shall be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date.

The Warrants are exercisable and expire on the fifth anniversary thereafter. The Warrants were initially to be exercisable at an exercise price of $30.00 per share, provided that the exercise price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the exercise price then in effect. Notwithstanding the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the exercise price was reduced to $5.00. The Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the ordinary shares underlying the Warrants.

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

The number of shares of the common stock that may be issued under the 2020 Plan is 5,000,000. As of June 30, 2022, the Company had awarded a total shares 4,065,782 under the 2020 Plan, with 934,218 remaining under the 2020 Plan.

Common Stock Awards

During the nine months ended June 30, 2022, the Company agreed to award a total of 406,600 restricted stock units that convert into common stock to various employees, consultants and officers under the 2020 Plan. Of the restricted stock unit awarded, 406,600 will vest annually over a period of one to four years. At June 30, 2022, the Company had 1,574,200 restricted stock units in issuance.

During the nine months ended June 30, 2022, the Company recognized a total of $4,341,090 of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $9,950,657 upon vesting of all awards.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to preference shareholders, its lender and convertible notes issued during the nine months ended June 31, 2022. The following table summarizes warrant activity during the nine months ended June 30, 2022:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2021	2,199,541	$0.93	4.04
Granted	4,761,582	22.66	4.53
Cancelled	–	–	–
Expired	–	–	–
Exercised	(895,375)	(1.84)	(3.77)
Outstanding at June 30, 2022	6,065,748	$17.86	4.24
Exercisable at June 30, 2022	6,065,748	$17.86	4.25

At June 30, 2022, the outstanding and exercisable common stock warrants had an estimated intrinsic value of $6,866,048. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $28.95 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.18% and 1.18%; 4) expected term of between 2.5 and 5 years; 5) an exercise price of $0.25, $2 $3, $25, or $28 and 6) expected volatility of 42.14% based on a peer group of public companies.

Options

The following table summarizes option activity during the nine months ended June 30, 2022:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2021	2,344,348	$2.57	8.39
Granted	154,000	11.78	8.95
Cancelled	(26,000)	(8.73)	9.33
Expired	–	–	–
Exercised	–	–	–
Outstanding at June 30, 2022	2,472,348	$3.08	8.09
Exercisable at June 30, 2022	1,140,348	$0.84	8.20

During the nine months ended June 30, 2022, the Company recognized stock-based compensation expense of $968,401 related to common stock options awarded. The exercisable common stock options had an intrinsic value as of June 30, 2022, of $1,683,448. The Company expects to recognize an additional $3,465,493 of compensation cost related to stock options expected to vest.

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

NOTE 6 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Software	$901,551	$214,996
Furniture and fixtures	408,803	–
Total fixed assets	1,310,354	214,996
Accumulated depreciation	(201,236)	(129,662)
Fixed assets, net	$1,109,118	$85,334

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

Financial Advisor’s Claims

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor among other claims (collectively the “Claims”). The fees the Company expects to pay are accrued in the accompanying balance sheet. On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The statement of claim alleges damages of $5.7 million and seeks a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. Arbitration is inherently unpredictable. However, the Company believes that it has meritorious defenses to a portion of the alleged fee claim asserted and to the claim that the Company has any obligations pursuant to a right of first refusal between the parties. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of this matter.

NOTE 8 – LOSS PER COMMON SHARE

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

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator
Net income (loss)	$(8,978,700)	$(3,957,611)	$(29,700,808)	$(9,084,002)
Preferred stock dividends	(1,416,242)	–	(3,267,319)	–
Net income (loss) attributable to common stockholders	$(10,394,942)	$(3,957,611)	$(32,968,127)	$(9,084,002)

Denominator
Basic and diluted weighted average common shares	14,842,497	10,549,765	14,267,461	10,650,966
Basic and diluted net income (loss) per common share	$(0.70)	$(0.38)	$(2.31)	$(0.85)

NOTE 9 –SUBSEQUENT EVENT

Subsequent to quarter end, the Company has taken significant measures to increase the profitability of its business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors by approximately 45 positions, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. While these efforts focus on the goal of attaining profitability of the Company’s business, it is likely to reduce overall revenue growth in the short to medium term. These efforts have also resulted in an increased focus on the Company’s i-gaming business and a significant reduction in the investment of the Company’s esports products and technologies. As a result of the Company’s actions as referenced above, it does not expect to launch its esports products in the short or medium term.

The Company expects to record a restructuring charge of approximately $0.5 million that will include the severance and other costs associated with termination of the employment contracts, consultant contracts and any costs to terminate software licenses and other commitments. The Company is also completing an impairment review of its goodwill and intangible assets and will complete this review before September 30, 2022.

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

Overview

We operate platforms to provide a real money online gambling experience focused on igaming including casino, sportsbook and esports events. The Company operates under a Curacao gaming sublicense and under a strategic partnership with Aspire Global plc (“Aspire”) allowing EBET to provide online betting services to various countries around the world.

Focus on I-Gaming Operations

Subsequent to quarter end, the Company has taken significant measures to increase the profitability of its business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors by approximately 45 positions, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. While these efforts focus on the goal of attaining profitability of the Company’s business, it is likely to reduce overall revenue growth in the short to medium term. These efforts have also resulted in an increased focus on the Company’s i-gaming business and a significant reduction in the investment of the Company’s esports products and technologies. As a result of the Company’s actions as referenced above, it does not expect to launch its esports products in the short or medium term.

The Company expects to record a restructuring charge of approximately $0.5 million that will include the severance and other costs associated with termination of the employment contracts, consultant contracts and any costs to terminate software licenses and other commitments. The Company is also completing an impairment review of its goodwill and intangible assets and will complete this review before September 30, 2022.

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

The acquisition of Aspire’s B2C business provides for various strategic benefits, including but not limited to, ownership of Aspire’s portfolio of B2C proprietary online casino and sportsbook brands consisting of Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP and an enhanced strategic partnership with Aspire that provides the on-line gaming platform and a managed services offering, including customer service, customer on-boarding and payment processing ensuring operational stability and continuity.

Our gaming license from the Curacao Gaming Authority and the licenses made available to us from the Acquisition of the Aspire B2C business allows us to accept casino and sports wagers from residents of more than 160 jurisdictions.

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended June 30,				Nine Months Ended
	2022		2021		2022		2021
	$	%	$	%	$	%	$	%

Revenue	18,168,515	100%	41,356	100%	44,311,030	100%	85,984	100%
Cost of revenue	10,918,796	60%	0	0%	27,537,479	62%	24,724	29%

Gross profit	7,249,719	40%	41,356	100%	16,773,551	38%	61,260	71%

Operating expenses:
Sales and marketing expenses	9,262,851	51%	964,836	2333%	22,711,724	51%	1,238,780	1441%
Product and technology expenses	1,115,165	6%	1,176,848	2846%	3,270,328	7%	2,286,228	2659%
Acquisition costs	0	0%	139,235	337%	2,240,147	5%	139,235	162%
General and administrative expenses	3,863,298	21%	1,340,042	3240%	12,454,493	28%	4,123,163	4795%
Total operating expenses	14,241,314	78%	3,620,961	8756%	40,676,692	92%	7,787,406	9057%

Income (loss) from operations	(6,991,595)	(38)%	(3,579,605)	(8,656)%	(23,903,141)	(54)%	(7,726,146)	(8,986)%

Other expenses:
Interest expense	(1,790,519)	(12)%	(368,001)	(890)%	(5,531,756)	(12)%	(1,335,621)	(1,553)%
Loss on derivatives	(130,034)	(1)%	0	0%	(203,117)	(0)%	0	0%
Foreign currency gain/(loss)	(66,552)	0%	(10,005)	(24)%	(62,794)	(0)%	(22,235)	(26)%
Total other expense	(1,987,105)	(11)%	(378,006)	(914)%	(5,797,667)	(13)%	(1,357,856)	(1,579)%

Income (loss) before provision for income taxes	(8,978,700)	(49)%	(3,957,611)	(9,570)%	(29,700,808)	(67)%	(9,084,002)	(10,565)%
Provision for income taxes	0	0%	0	0%	0	0%	0	0%

Net income (loss)	(8,978,700)	(49)%	(3,957,611)	(9,570)%	(29,700,808)	(67)%	(9,084,002)	(10,565)%

Three Months Ended June 30, 2022 compared to June 30, 2021

Revenue

During the three months ended June 30, 2022, we generated $18.2 million in revenue an increase from $0.041 million in the same period of the prior year. The increase in revenue was driven by the Acquisition which continues to generate significant revenue in the UK, Germany, Denmark, Ireland, Austria and other regulated markets. The acquisition of the Aspire B2C business accounted for substantially all of the increase in revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. As a result of the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts will be curtailed, which may adversely impact revenue growth in the short to medium term.

Cost of Sales

During the three months ended June 30, 2022, cost of sales was $10.9 million as compared with zero in the same period in the prior year. The increase in cost of sales is due entirely to the Acquisition and is consistent with the increase in revenue and consists primarily of platform fees, which are charged as a percentage of revenue and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $9.3 million for the three months ended June 30, 2022, an increase from $1.0 million in the same period in the prior year. The increase in sales and marketing expense is driven by increase in revenue from the acquisition of the Aspire B2C business, increase in stock-based compensation and increased levels of staff. Stock-based compensation was approximately $0.599 million for three-month period ended June 30, 2022. We expect sales and marketing expenses to decrease in future periods as increase our efficiency of our marketing campaigns and decrease the number of campaigns in both number and volume.

Product and Technology Expense

Product and technology expense increased to $1.1 million for the three months ended June 30, 2022, from $1.18 million for the three months ended June 30, 2021. The increase is a result of increased hiring of both employees and consultants as we increased investment in our product offerings offset by lower stock-based compensation. Product and technology expense, for the three months ended June 30, 2022, included payroll-related costs of approximately $870,000 and stock-based compensation of $103,000.

General and Administrative Expense

General and administrative expense was $3.9 million for the three months ended June 30, 2022, as compared to $1.3 million for the three months ended June 30, 2021. The increase in general and administrative expense was mainly attributable to an increase in employee costs from adding new employees, $390,000 of stock-based compensation cost, insurance fees and professional fees including legal, accounting, investor relations and other professional fees, depreciation and amortization of intangible assets.

Interest and Other Expenses

During the three months ended June 30, 2022, we recognized interest expense of $1.8 million, which included amortization of debt discount of $0.8 million related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names and our recent loan completed as part of the Acquisition. We also incurred interest on the term loan completed on November 29, 2021 of $1.1 million.

Net Income/Loss

Net loss for the three months ended June 30, 2022, was $9.0 million compared to a net loss of $4.0 million for the three months ended June 30, 2021. The increase in net loss was primarily due to the significant in increase in cost of sales and sales and marketing costs to support the Acquisition as well as increased general and administrative expenses product and technology expenses as a result of our efforts to develop our new products and services. Increased interest expense from the issuance of the senior notes, also contributed to the increase in our net loss for the period.

Nine Months Ended June 30, 2022 compared to June 30, 2021

Revenue

During the nine months ended June 30, 2022, we generated $44.3 million in revenue an increase from $0.086million in the same period of the prior year. The increase in revenue was driven by the Acquisition which continues to generate significant revenue in the UK, Germany, Denmark, Ireland, Austria and other regulated markets. The acquisition of the Aspire B2C business accounted for substantially all of the increase in revenue for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021.

Cost of Sales

During the nine months ended June 30, 2022, cost of sales was $37.5 million as compared with $0.025 million in the same period in the prior year. The increase in cost of sales is due entirely to the Acquisition and is consistent with the increase in revenue and consists primarily of platform fees, which are charged as a percentage of revenue and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $22.7 million for the nine months ended June 30, 2022, an increase from $1.2 million in the same period in the prior year. The increase in sales and marketing expense is driven by increase in revenue from the acquisition of the Aspire B2C business, increase in stock-based compensation and increased levels of staff. Stock-based compensation was approximately $2.4 million for nine-month period ended June 30, 2022. We expect sales and marketing expenses to decrease in future periods as we increase efficiency of our marketing campaigns and decrease the number of campaigns in both number and volume.

Product and Technology Expense

Product and technology expense increased to $3.3 million for the nine months ended June 30, 2022, from $2.3 million for the nine months ended June 30, 2021. The increase is a result of increased hiring of both employees and consultants as we invested in our product offerings. Product and technology expense, for the nine months ended June 30, 2022, included payroll-related costs of approximately $2.0 million, stock-based compensation of $799,000.

Acquisition Costs

Acquisition costs was $2.2 million for the nine months ended June 30, 2022, as compared to zero for the nine months ended June 30, 2021. Acquisition costs included a non-cash hedging loss of $1.570 million from executing a forward contract on the purchase price of the Acquisition. Acquisition costs also included various legal and consultant fees associated with completing the Acquisition.

General and Administrative Expense

General and administrative expense was $12.5 million for the nine months ended June 30, 2022, as compared to $4.1 million for the nine months ended June 30, 2021. The increase in general and administrative expense was mainly attributable to an increase in employee costs from adding new employees, $1.1 million of stock-based compensation cost, and professional fees including legal, accounting, investor relations and other professional fees, depreciation and amortization of intangible assets.

Interest and Other Expenses

During the nine months ended June 30, 2022, we recognized interest expense of $5.5 million, which included amortization of debt discount of $2.1 million related to the convertible debt issued to acquire certain intangible assets consisting of acquired domain names and our recent loan completed as part of the Acquisition. We also incurred interest on the term loan completed on November 29, 2021 of $3.2 million.

Net Income/Loss

Net loss for the nine months ended June 30, 2022, was $29.7 million compared to a net loss of $9.1 million for the nine months ended June 30, 2021. The increase in net loss was primarily due to the significant in increase in cost of sales and sales and marketing costs to support the Acquisition as well as increased general and administrative expenses product and technology expenses as a result of our efforts to develop our new products and services. Increased interest expense from the issuance of the senior notes, also contributed to the increase in our net loss for the period.

Liquidity and Capital Resources

On June 30, 2022, we had cash of $6.9 million, and had working capital deficit of $4.8 million. We have historically funded our operations from proceeds from debt and equity sales, and funds received from customers. The Company's forecasts for fiscal year 2022 indicate that it will need additional funding during such period in order to have sufficient financial resources to continue to settle its debts as they fall due. The Company does not have any commitments for such funding and there is no assurance that it will be able to raise additional financing on favorable terms, if at all.

Acquisition of Aspire Global Business to Consumer (“B2C”) Business

In order to accelerate the growth, on November 29, 2021, we completed the acquisition of Aspire Global’s B2C business for €65,000,000 payable as follows: (i) a cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note; and (iii) 186,838 shares of our common stock, which were valued at €5,000,000.

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

On June 16, 2022, the Company issued, in a private placement priced at-the-market under Nasdaq rules: (i) 977,657 shares of the Company’s common stock, and (ii) warrants to purchase up to an aggregate of 977,657 shares of common stock. The combined purchase price of one share of common stock and accompanying warrant is $3.58. The gross proceeds to the Company from the private placement were approximately $3.5 million, before deducting fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants.

As of June 30, 2022, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver is contingent on the completion an equity raise of $3.5 million, which was completed in June 2022. . In consideration for obtaining a waiver from the compliance with certain covenants, the Company agreed to amend the Senior Notes such that $5 million of principle loan balance becomes convertible at at $3.58 per share commencing after the Company raises the $5,000,000 of common equity (including the foregoing $3.5 million).

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

As of June 30, 2021, we have incurred an accumulated deficit of $39.9 million since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $9.0 million for the nine months ended June 30, 2022, as compared to cash used in operating activities of $1.9 million for the nine months ended June 30, 2021. Net cash used in operating activities during the period were primarily impacted by net losses incurred offset by non-cash items including depreciation and amortization, stock based compensation and amortization of our debt discounts. Net cash used in operations was also a result of our increase in Accounts Receivable due to the growth in our business . Cash flow from operations also benefitted from deferred payments for professional fees to our consultants, attorneys and accountants primarily required to complete the Acquisition.

Cash used in investing activities

Net cash used in investing activities was $57.4 million for the nine months ended June 30, 2022, as compared to cash used in investing activities of $0.2 million for the nine months ended June 30, 2021. Net cash used in investing activities during the period related to the completion of the Acquisition. Also contributing to the cash used in investing activities were purchase of fixed assets of $1.1 million due primarily to opening of our office in Malta and purchase of software assets to support the new wagering platform.

Cash used provided by financing activities

Net cash provided by financing activities was $64,1 million for the nine months ended June 30, 2022 due to the issuance of Preferred Shares and Senior Notes of $37.7 million and $30.0 million, respectively as well as the $3.5 million raised in June 2022. Offsetting these amounts were the direct issuance costs.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2022.

There were no changes to our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor (collectively the “Claims”). The fees the Company expects to pay are accrued in the accompanying balance sheet. On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The statement of claim alleges damages of $5.7 million and seeks a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. Arbitration is inherently unpredictable. However, the Company believes that it has meritorious defenses to a portion of the alleged fee claim asserted and to the claim that the Company has any obligations pursuant to a right of first refusal between the parties. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Merger (incorporated by reference to exhibit 3.1 of the Form 8-K filed May 5, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to exhibit 3.2 of the Form 8-K filed May 5, 2022)
3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 8, 2022)
4.1	Form of Investor Warrant issued in June 2022 offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed June 8, 2022)
10.1	Form of Securities Purchase Agreement in June 2022 offering (incorporated by reference to exhibit 10.1 of the Form 8-K filed June 8, 2022)
10.2	Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.2 of the Form 8-K filed June 8, 2022)
10.3	Amendment to Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed June 17, 2022)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EBET, INC.

Date: August 15, 2022	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ James Purcell
James Purcell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

