Form 10-K
period 2022-09-30
EBET, Inc.
filed 2023-01-13
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number: 001-40334

EBET, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	85-3201309
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $93,821,791. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of January 10, 2023 was 17,275,323.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

References in this Form 10-K to “we”, “us”, “its”, “our” or the “Company” are to EBET, Inc., as appropriate to the context.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to successfully incorporate the acquired assets from Aspire Global;

•	our ability to maintain compliance with our debt obligations (or obtain future waivers from such compliance) including but not limited to third party invoices as they become due;

•	our ability to obtain additional funding to develop additional services and offerings;

•	compliance with obligations under intellectual property licenses with third parties;

•	market acceptance of our new offerings;

•	competition from existing online offerings or new offerings that may emerge;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report in the case of forward-looking statements contained in this report.

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

PART I

Item 1.	Business.

Overview

We operate platforms to provide a real money online gambling experience focused on i-gaming including casino, sportsbook and esports events. The Company operates under a Curacao gaming sublicense and under a strategic partnership with Aspire Global plc (“Aspire”) allowing EBET to provide online betting services to various countries around the world.

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

The acquisition of Aspire’s B2C business provides the following strategic benefits:

•	ownership of Aspire’s portfolio of B2C proprietary online casino and sportsbook brands consisting of Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP;

•	market access for our esports products in key regulated markets including the United Kingdom, Germany, Ireland, Malta, and Denmark, among others, allowing us to cross-sell esports wagering opportunities in the future, to the extent the Company elects to proceed with development of esports products in the future, if ever;

•	enhanced strategic partnership with Aspire who provides the online gaming platform and a managed services offering, including customer service, customer on-boarding and payment processing ensuring operational stability and continuity.

Our gaming sub-license from the Curacao Gaming Authority and the licenses made available to us from the acquisition of the Aspire B2C business allows us to accept wagers from residents of more than 160 jurisdictions.

Focus on i-Gaming Operations

During the quarter ending September 30, 2022, the Company took significant measures to reduce expenses, halt further development of its esports products and platform, and increase the profitability of its business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors by approximately 45 positions, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. While these efforts focus on the goal of attaining profitability of the Company’s business, it is likely to reduce overall revenue growth in the short to medium term. These efforts have also resulted in an increased focus on the Company’s i-gaming business and the halting of further investment in the Company’s esports products and technologies. As a result of the Company’s actions as referenced above, it does not expect to launch its esports products in the foreseeable future.

The Company recorded a restructuring charge of approximately $1.0 million that included severance and other costs associated with termination of the employment contracts, consultant contracts and any costs to terminate software licenses and other commitments. Of these costs, $388,000 are included in general and administrative expenses, $521,000 are included in Product and technology expenses, and $130,000 are included in sales and marketing expenses. In connection with the preparation of the financial statements for inclusion in this annual report, the Company completed an impairment review of its property and equipment and intangible assets related to the Company’s esports product and technologies and recognized an impairment loss of $3.9 million.

Market for i-Gaming Gambling

Online gambling has been legalized by various countries globally owing to employment opportunities and more tax revenue for local and state governments. According to H2 Gambling Capital, the European online gambling market was valued at EUR 35.5 billion for 2021, and is forecasted to be EUR 38.2 billion for 2022, an 8% annual increase. The European online gambling market is also expected to reach EUR 54.3 billion by 2027. According to GrandView Research the global online gambling (i-gaming) market is expected to reach USD $153.6 billion by 2030, potentially registering a compound annual growth rate (“CAGR”) of 11.7% from 2022 to 2030. The growing consumer adoption of betting apps and free to play models in online gambling are among major factors expected to drive market growth in the coming years. The development can be ascribed to the legalization of gambling in various European countries, including UK, Italy, Malta, France, Spain, and Germany. Other regions such as the US, Canada and Asia are recording higher CAGR figures.

Increased smartphone and internet penetration and easy access to casino gaming platforms is positively influencing the market statistics. Moreover, the availability of cost-effective betting applications is expected to favor the market growth over the forecast period. Online casino and sportsbook operators emphasize developing information solutions that support and assist gamblers, safeguard the authenticity of gambling activities, and prevent fraudulent activities. Online gambling sites offer a free-play version of their games, creating growth potential for the business.

The COVID-19 pandemic played a crucial role in expediting the online gambling demand as people spent most of their time indoors and opted for online games for their leisure. Additionally, the availability of secure options for digital payment is also stimulating the adoption of online gambling apps. The market growth may be further accelerated by the increased adoption of digital currency, and other digital payment methods, and websites provided by betting and gambling companies.

Our Products and Services

We currently operate 7 online wagering brands, via websites and mobile apps, where we accept deposits and funds from our customers and offer our customers the ability to use those funds to wager on slot and table games, live casino games as well as virtual sport computer simulated games and sportsbetting.

Our Technology and Product Development

In order to create the best real-money wagering experience for our customers, we are developing a new front-end framework for our brands, which will be initially rolled out for Karamba but then to all our brands. This new framework will:

•	Provide our customers with a much improved user experience;
•	Increase customer acquisition and conversion rates
•	Optimize and increase customer retention metrics.

Our Intellectual Property and License Agreements

Although not a primary focus at this time, we intend to continue to develop our own intellectual property in the form of new esports predictive gaming models, predictive consolidated data feeds, bet matching engines, and the platform and software services that allow distribution to both customers and business partners.

In connection with our strategy, we have filed patent applications for various intellectual property, converted some from provisional to utility patent filings as described below, and we may or may not continue to prosecute these applications going forward:

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

Esports Wagering Modeling System and Method in Multiplayer Games – On November 9, 2021, we filed a new patent application for a system that uses a modified statistical distribution for modeling possible outcomes in battle games involving multiple players and teams. The systems and methods described in the Company’s patent application detail the use of this statistical tool to represent the exact score distribution of kills in multiplayer online battle events.

We also license software from third parties which we believe will give us competitive advantages and create valuable and new experiences in the future for customers during their wagering experience.

On September 1, 2020, our wholly owned subsidiary, ESEG Limited, entered into three domain purchase agreements pursuant to which it acquired the following domain names: Esportsbook.com, Browserbets.com, esportsgames.com, Esportstechnologies.com, Browserbet.com, Fantasyduel.com and Esportsgamers.com.

We also own dozens of trademarks both in the United States and internationally and our trademarks and related brands are central to our operations our online wagering brands. Some of our key trademarks including Karamba, Hopa, Bettarget, Gogawi and derivations thereof.

Competition

We operate in the global entertainment and gaming industries and there is intense competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming products and services compete with our offerings, and other well-capitalized companies may introduce competitive services.

Human Capital Resources

As a multinational technology company with approximately 37 employees and contractors located in 12 countries, our business success is driven by our highly skilled workforce. With our global technology and product team, we are focused on delivering new, innovative and exciting products to our growing base of customers.

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

Our gaming sub-license from the Curacao Gaming Authority and the licenses made available to us from the acquisition of the Aspire B2C business allows us to accept esports and sports wagers from residents of more than 160 jurisdictions. Our focus is to invest and develop our business in Western Europe, Asia and Latin America. We currently do not have the ability to accept wagers from customers based in the United States.

The gaming industry is highly regulated and we must maintain compliance with licenses and pay gaming taxes or a percentage of revenue where required by the jurisdictions in which we operate in order to continue our operations. Our business is subject to compliance with extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with material financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

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

This single sublicense covers any kind of game requiring skill or chance, including esports and sports betting. Additionally, it also allows the operator to carry out and offer services related to i-gaming including aggregators, software providers, and platform operators.

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

Corporate Structure

EBET, Inc. was formed in Nevada in September of 2020 and currently has wholly-owned subsidiaries in Ireland, Malta, Gibraltar, Israel, Belize, Curacao and Cyprus.

Available Information

Our Internet address is ebet.gg. On this website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; our proxy statements related to our annual stockholders’ meetings; and any amendments to those reports or statements. All such filings are available on our website free of charge. The charters of our audit, nominating and governance and compensation committees and our Code of Business Conduct and Ethics Policy are also available on our website and in print to any stockholder who requests them. The content on our website is not incorporated by reference into this Form 10-K.

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

Furthermore, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers and other relationships. The difficulties of combining the operations of the companies include, among others, difficulties in conforming procedures, other policies, business cultures and compensation structures, assimilating employees, keeping existing customers and obtaining new customers. Our failure to meet the challenges involved in continuing to integrate the operations of these new assets or to otherwise realize any of the anticipated benefits of the acquisition could adversely impair our business and operations.

We are party to a Credit Agreement which contains restrictive covenants, and if we are unable to comply with these covenants then upon notice of an event of default and/or event of material adverse effect to lender, the lender could declare a default of the Credit Agreement wherein we would be required to immediately repay the amounts due under the Credit Agreement.

On November 29, 2021, we entered into a Credit Agreement with CP BF Lending, LLC (“Lender”) to finance the acquisition of the Aspire assets that we purchased on the same date, via a term loan in the maximum principal amount of $30.0 million with a maturity of 36 months. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments; and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are secured by a first priority lien on our assets. If we fail to comply with the covenants or payments specified in the Credit Agreement, the Lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, since the borrowings under the Credit Agreement are secured by a first priority lien on our assets, upon such an event of default, the Lender may foreclose on our assets. The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations. To date, the Company has entered into a series of a total of twelve (12) waiver agreements with the Lender providing for the limited waivers of default as to specific financial and other covenants. The waivers were provided under certain terms and conditions and sometimes included fees accrued to the principal balance amount due Lender under the Credit Agreement, and required the Company to repay $3,000,000 in principal on January 10, 2023. These waivers will expire on January 31, 2023. We do not expect to satisfy the financial covenants that are subject to the current waiver prior to January 31, 2023 and are currently in discussions with the Lender on modifying the financial covenants which are the subject of the waiver. There is no assurance that the Company will be successful in making such modifications to the Credit Agreement and as such, no assurance that the Company will not default certain covenants existing in the Credit Agreement.

Our recurring losses from operations to raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term.

We have sustained losses from operations since inception, which as of September 30, 2022, accumulated to $62,827,744, including an operating loss of $32,644,277 and $13,449,325 for the years ended September 30, 2022 and 2021, respectively. We do not expect to be profitable in the foreseeable future and have had recurring negative cash flows from operations. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The continuation of the Company as a going concern is dependent upon our ability to obtain continued financial support from our stockholders, necessary equity or debt financing to continue operations and the attainment of profitable operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Accordingly, our auditor has concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements appearing at the end of this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis. In its report on our financial statements for the years ended September 30, 2022 and 2021, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Although our predecessor has been in business since 2016, during our predecessor’s existence substantially all of our efforts prior to the acquisition of the Aspire i-gaming assets were focused on developing our technology and intellectual property and operating our first generation website. As a result, we have generated limited revenues and have incurred an accumulated deficit of approximately $62.8 million as of September 30, 2022. There can be no assurance that we will generate meaningful revenues leading to profitability. If we cannot achieve our business objectives including working with our Lender in connection with amending certain financial covenants contained in the Credit Agreement, raising additional capital and reducing our gaming platform services fees, investors in our shares will likely suffer a loss of their entire investment.

We have a new business model, which makes it difficult for us to forecast our financial results, creates uncertainty as to how investors will evaluate our prospects, and increases the risk that we will not be successful.

We have a new business model and are in the process of developing new offerings, expanding our existing i-gaming offerings and related jurisdictions and developing other revenue sources from the monetization of our business intelligence and otherwise. Accordingly, it will be difficult for us to forecast our future financial results, and it is uncertain how our new business model will affect investors’ perceptions and expectations with respect to our business and economic prospects. Additionally, our new business model may not be successful. Consequently, you should not rely upon any past financial results as indicators of our future financial performance.

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

We are an i-gaming gambling platform with a limited operating history. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We anticipate that our operating results will significantly fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. In particular, you should consider that we cannot provide assurance that we will be able to:

•	successfully develop and introduce our updated website;

•	maintain our management team;

•	raise sufficient funds in the capital markets to effectuate our business plan;

•	attract, enter into or maintain contracts with, and retain customers and vendors; and/or

•	compete effectively in the extremely competitive environment in which we operate.

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

We will require substantial additional funding in the short term, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

To date, we have relied primarily on equity financing to carry on our business. We have limited financial resources, no operating cash flow and no assurance that sufficient funding will be available to us to fund our operating expenses and to further develop our business. We expect our current cash on hand will enable us to fund our operating expenses and capital expenditure requirements into but not beyond the next twelvemonths. Unless we achieve profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to our existing shareholders. There can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of our business with the possible loss of such properties or assets. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

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

Our technology infrastructure is critical to the performance of our offerings and to user satisfaction. As part of the acquisition of Aspires’ B2C Business, we entered into an Operator Services Agreement with Aspire for the following four years, which requires Aspire to provide key licensing and operational services in each jurisdiction where Aspire is licensed and operational. However, the systems provided by Aspire, on which we rely, may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take, in connection with Aspire, to prevent or hinder cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact on us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

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

Our success in the i- gaming market depends on our ability to develop and manage frequent introductions of innovative products and operate within the guidelines of the content owners (publishers) in order to attract and retain users.

The i-gaming industries are characterized by dynamic customer demand and technological advances. As a result, we must continually introduce and successfully market new technologies in order to remain competitive and effectively stimulate customer demand. The process of developing new products and systems is inherently complex and uncertain. It requires accurate anticipation of changing customer needs and end user preferences as well as emerging technological trends. If our competitors develop new content and technologically innovative products, and we fail to keep pace, our business could be adversely affected. Additionally, the introduction of products embodying new technology and the emergence of new industry standards can render our existing offerings obsolete and unmarketable. To remain competitive, we must invest resources towards research and development efforts to introduce new and innovative products with dynamic features to attract new customers and retain existing customers. If we fail to accurately anticipate customer needs and end-user preferences through the development of new products and technologies, we could lose business to our competitors, which would adversely affect our results of operations and financial position.

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

Negative events or negative media coverage relating to, or a declining popularity of, daily fantasy sports, sports betting, the underlying sports or athletes, or online sports betting in particular, could have an adverse impact on our business.

Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, changes to our product, product quality, litigation, or regulatory activity, or regarding the actions of third parties with whom we have relationships or the underlying sports could seriously harm our reputation. Negative public perception could also lead to new restrictions on or to the prohibition of sports betting in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

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

Our future success depends substantially on the continued services of our executive officers including an interim Chief Financial Officer, and especially our Chairman and Chief Executive Officer, Aaron Speach. We do not presently maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. The loss of any of our executive officers could cause our business to be disrupted, and we may incur additional and unforeseen expenses to recruit and retain new officers.

Risks Related to the Company’s Legal and Regulatory Requirements

Our current operations are dependent on our ability to comply with our own gaming sub-license and market access rights secured with the Aspire acquisition, and if we do not retain these rights we will not be able to operate.

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

All of our operations are conducted pursuant to the foregoing sublicenses. If we are unable to maintain our gaming sub-license for any reason, we would be unable to conduct any gaming business and our business would be materially harmed.

In addition, under our gaming sub-licenses, we can accept wagers from residents of a limited number of jurisdictions, primarily in parts of Asia and South America. In order to expand our operations in the future, particularly into the United States and additional European countries, we will need to obtain gaming licenses in such jurisdictions or partner with companies already operating in such jurisdictions. We can provide no assurance that we will be able to maintain our current gaming license or obtain future gaming licenses.

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

Risks Related to Our Common Stock

The conversion price of our preferred stock is subject to adjustment based on the market price of our common stock, which may cause the number of shares issuable upon conversion of the preferred stock to increase substantially and may require us to increase our authorized shares of common stock to satisfy such conversions.

On November 29, 2021, we issued 37,700 shares of our Series A convertible preferred stock for a purchase price of $1,000.00 per share. The preferred stock is convertible into common stock at an initial conversion price of $28.00 per share (“Preferred Conversion Price”); provided that on January 31, 2023 and on April 15, 2023 (the “Adjustment Dates”), the Preferred Conversion Price will be adjusted to the lesser of: (i) the Preferred Conversion Price in effect on the relevant Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the relevant Adjustment Date. As such, to the extent the closing price of our common stock as of the Adjustment Dates is substantially lower than the current conversion price of $28.00 per share, the number of the shares that we may be required to issue upon conversion of the preferred stock will be significantly higher than the current number of shares underlying the preferred stock. As of January 10, 2023, there are 1,563,684 shares of common stock underlying the preferred stock at a conversion price of $28.00 per share. If the closing price of our common stock on the Adjustment Dates was $0.557, which was the closing price of our common stock on January 10, 2023 the number of shares of common stock underlying our preferred stock would be 78,605,314 shares.

We have 100 million shares of common stock authorized pursuant to our articles of incorporation, of which 70,189,216 shares are available for issuance as of the date hereof. To the extent the number of shares underlying our preferred stock exceeds our available authorized shares, we will be required to increase our authorized shares of common stock, which will require a vote of our shareholders.

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

Certain of our pre-IPO stockholders holding an aggregate of 3,033,770 shares, have agreed not to offer, sell, dispose of or hedge such shares of our common stock, subject to specified limited exceptions, during the period continuing through June 15, 2023, provided that if the common stock price is over $12.00 per share, then the shareholder can sell shares subject to a maximum sale on any trading day of 2% of the daily volume; and if the common stock price is over $20.00 per share, then the shareholder can sell shares subject to a maximum sale on any trading day of 6% of the daily volume. Upon the expiration of the lock-up agreements, all such shares will be eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Upon expiration of this lock-up period, the trading price of our common stock could be adversely impacted if these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

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

Our management team has limited experience managing a publicly traded company and limited experience complying with the increasingly complex laws pertaining to public companies. These obligations typically require substantial attention from our senior management and could divert our attention away from the day-to-day management of our business.

Our interim chief financial officer is working for us on a part-time basis.

Our interim chief financial officer is currently part-time and is also providing consulting services related to financial reporting to other public and private entities. While we intend to hire a full-time chief financial officer in the near term, our present inability to employ our chief financial officer on a full-time basis could cause us to experience delays in the processing and preparation of our financial information which is necessary for the timely filing our financial reports with the Securities and Exchange Commission.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;

•	the last day of the fiscal year following the fifth anniversary of this offering;

•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal control over financial reporting were, and continue to be ineffective as of September 30, 2022 due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Our corporate and executive offices are in located in a leased facility in Las Vegas, Nevada. Our European headquarters is located in a leased facility in Malta. We also had a leased facility in Dublin, Ireland through October 2022. We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

Item 3.	Legal Proceedings.

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor (collectively the “Claims”). The fees the Company expects to pay are accrued in the accompanying balance sheet. On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The statement of claim alleges damages of $5.7 million and seeks a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. On August 4, 2022, EBET, Inc. counterclaimed against Boustead Securities, LLC for tortious interference with prospective economic advantage and demanded damages and attorneys’ fees in an amount to be determined. The case is ongoing, with a hearing before a 3-arbitrator panel currently scheduled for July 2023. Arbitration is inherently unpredictable. However, the Company believes that it has meritorious defenses to a portion of the alleged fee claim asserted and to the claim that the Company has any obligations pursuant to a right of first refusal between the parties. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of this matter.

On September 15, 2022, the Company filed a Complaint in the United States District Court for the District of Nevada against its former CTO Jason Finch for: (1) Breach of Contract; (2) Violation of Nevada Revised Statutes section 205.511; (3) Conversion; and (4) Misappropriation of Trade Secrets.  In the subject matter, we seek injunctive relief and demand damages and attorneys’ fees in an amount to be determined.  In reply to our Complaint, Mr. Finch filed a Motion to Dismiss the matter and such motion is currently pending decision before the court.

Other than as described above, we are not at this time involved in any additional legal proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Capital Market under the symbol “EBET” since April 15, 2021.

Holders of Common Equity

As of January 10, 2023, we had approximately 69 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2022, that have not been previously disclosed on a Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended September 30, 2022.

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

Overview

We operate platforms to provide a real money online gambling experience focused on i-gaming including casino, sportsbook and esports events. We operate under a Curacao gaming sublicense and under an operator services agreement with Aspire Global plc (“Aspire”) allowing us to provide online betting services to various countries around the world.

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

The acquisition of Aspire’s B2C business provides the following strategic benefits:

•	ownership of Aspire’s portfolio of B2C proprietary online casino and sportsbook brands consisting of Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP;

•	market access for our esports products in key regulated markets including the United Kingdom, Germany, Ireland, Malta, and Denmark, among others, allowing us to cross-sell esports wagering opportunities;

•	enhanced strategic partnership with Aspire who provides the on-line gaming platform and a managed services offering, including customer service, customer on-boarding and payment processing ensuring operational stability and continuity.

Our gaming sub-license from the Curacao Gaming Authority and the licenses made available to us from the acquisition of the Aspire B2C business allows us to accept esports and sports wagers from residents of more than 160 jurisdictions.

Focus on I-Gaming Operations

During the quarter ending September 30, 2022, we took significant measures to increase the profitability of our business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors by approximately 45 positions, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. While these efforts focus on the goal of attaining profitability of our business, it is likely to reduce overall revenue growth in the short to medium term. In addition, even after these efforts, we are not currently generating sufficient cash from our operations to settle our debts as they fall due and continue to require near term financing to fund our operations and continue our business. These efforts have also resulted in an increased focus on our i-gaming business and the halting of investment in the Company’s esports products and technologies. As a result of these actions as referenced above, we do not expect to launch our esports products in the foreseeable future.

We recorded a restructuring charge of approximately $1.0 million that included severance and other costs associated with termination of the employment contracts, consultant contracts and any costs to terminate software licenses and other commitments. Of these costs, $388,000 are included in general and administrative expenses, $521,000 are included in Product and technology expenses, and $130,000 are included in sales and marketing expenses. In connection with the preparation of our financial statements for inclusion in this annual report, we completed an impairment review of our property and equipment and intangible assets related to our esports product and technologies and recognized an impairment loss of $3.9 million.

Results of Operations for the Year Ended September 30, 2022, compared to the Year Ended September 30, 2021

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Years Ended September 30,
	2022		2021
	$	%	$	%

Revenue	$58,596,620	100%	$164,807	100%
Cost of revenue	(36,014,055)	-61%	(37,744)	-23%

Gross profit	22,582,565	39%	127,063	77%

Operating expenses:
Sales and marketing expenses	27,500,618	47%	3,221,218	1,955%
Product and technology expenses	3,993,846	7%	3,103,611	1,883%
Acquisition costs	2,240,147	4%	147,616	90%
Impairment loss	3,851,503	7%	–	0%
General and administrative expenses	17,640,728	30%	7,103,943	4,310%
Total operating expenses	55,226,842	94%	13,576,388	8,238%

Income (loss) from operations	(32,644,277)	-56%	(13,449,325)	-8,161%

Other expenses:
Interest expense	(9,894,531)	-17%	(1,704,395)	-1,034%
Gain on derivative instruments	1,239,510	2	–	0%
Foreign currency loss and other	(128,311)	0%	(46,304)	-28%
Total other expense	(8,783,332)	-15%	(1,750,699)	-1,062%

Income (loss) before provision for income taxes	(41,427,609)	-71%	(15,200,024)	-9,223%
Provision for income taxes	–	0%	–	0%

Net loss	$(41,427,609)	-71%	$(15,200,024)	-9,223%

Revenue

For the year ended September 30, 2022, we generated $58,596,620 in revenue compared to $164,807 in revenue during the year ended September 30, 2021. The increase in revenue in the year ended September 30, 2022, when compared with the same period in the prior year, was driven by the acquisition of the Aspire B2C business in November 2021 which continues to generate significant revenue in the UK, Germany, Denmark, Ireland, Austria and other regulated markets, and accounted for substantially all of the increase in revenue for the year ended September 30, 2022, as compared to the year ended September 30, 2021. As a result of the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts will be curtailed, which may adversely impact revenue growth in the short to medium term.

Cost of Revenue

During the year ended September 30, 2022, cost of sales was $36,014,055 as compared with $37,744 in the same period in the prior year. The increase in cost of sales is due entirely to the acquisition of the Aspire B2C business in November 2021 and is consistent with the increase in revenue and consists of third-party costs associated with the betting software platform and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $27,500,618 for the year ended September 30, 2022 compared to $3,221,218 for the year ended September 30, 2021, an increase of $24,279,400. The increase in sales and marketing expense is driven by increase in revenue from the acquisition of the Aspire B2C business, increase in stock-based compensation and increased levels of staff. Sales and marketing expenses also included $2,819,973 and $1,170,115 of stock-based compensation costs to employees and consultants for the years ended September 30, 2022 and 2021, respectively, payroll costs of $2,453,387 and $378,352, respectively, and external consultants of $1,128,213 and $1,654,100 for the years ended September 30, 2022 and 2021, respectively, and the initial roll out of our marketing campaigns focused primarily on our free to play game in the previous year. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $3,993,846 for the year ended September 30, 2022 compared to $3,103,611 for the year ended September 30, 2021, an increase of $890,235. The increase is due to increased spending related to development of the esports operations that were abandoned in the fourth quarter of the current period. Product and technology expenses for the year ended September 30, 2022, included payroll-related costs of $2,199,267, stock-based compensation of $767,004 and other development costs of $1,027,575 consisting primarily of consulting and other development costs. Product and technology expenses for the year ended September 30, 2021, included payroll-related costs of $1,604,651, stock-based compensation of $625,443 and other development costs of $873,517 consisting primarily of consulting and other development costs.

Acquisition Costs

Acquisition costs were $2,240,147 for the year ended September 30, 2022, as compared to $147,616 for the year ended September 30, 2021. Acquisition costs included a non-cash hedging loss of $1,570,000 from executing a forward contract on the purchase price of the acquisition of the Aspire B2C business to hedge exposure to fluctuations in the Euro. Acquisition costs also included various legal and consultant fees associated with completing the acquisition.

Impairment loss

During the year ended September 30, 2022, we recognized an impairment loss of $3,851,503, comprised of impairment of property and equipment of $569,260 and impairment of intangible assets of $3,282,243. The impairments relate to the write down of our esports assets as of September 30, 2022.

General and Administrative Expense

General and administrative expense was $17,640,728 for the year ended September 30, 2022, as compared to $7,103,943 for the same period in the prior year. General and administrative expense for the year ended September 30, 2022 included payroll-related costs of $3,078,089, $1,860,395 of stock-based compensation cost, and professional fees including legal, accounting, investor relations and other professional fees, depreciation and amortization of intangible assets. General and administrative expense for the year ended September 30, 2021 included payroll-related costs of $1,696,435, $2,392,753 of stock-based compensation cost (of which $1,486,725 was to outside consultants), and professional fees of approximately $1,858,297. The increase in payroll costs over the prior period is due to the expansion of support staff associated with the growth from the Aspire B2C business acquisition.

Interest and Other Expenses

During the years ended September 30, 2022 and 2021, we recognized interest expense of $9,894,531 and $1,704,395, respectively, which included amortization of debt discounts and deferred finance costs of $4,778,405 and $1,508,482 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous year. During the year ended September 30, 2022 we recognized a gain on derivative instruments related to foreign exchange rate swaps of $1,239,510. We also incurred a foreign currency loss of $128,311 and $46,304 during the years ended September 30, 2022 and 2021, respectively.

Net Income/Loss

Net loss for the year ended September 30, 2022, was $41,427,609 compared to a net loss of $15,200,024 for the same period in the prior year. The increase in net loss was primarily due to the significant increase in general and administrative expenses of $10,536,785, an increase in product and technology expenses of $890,235 and an increase in our sales and marketing costs of $24,279,400 as we expand our business and develop new products and services, plus acquisition costs of $2,240,147 and an impairment loss of $3,851,503 as described above. The increase in interest expense of $8,190,136 also contributed to the increase in net loss.

Liquidity and Capital Resources

On September 30, 2022, we had cash and cash equivalents of $5,486,210, and had a working capital deficit of $25,837,758. We have historically funded our operations from proceeds from debt and equity sales, and funds received from customers. Our forecasts for fiscal year 2023 indicate that we will need near term additional funding in order to have sufficient financial resources to satisfy our outstanding debts and to continue to settle our debts as they fall due. We do not have any commitments for such funding and there is no assurance that we will be able to raise additional financing on favorable terms, if at all.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain equity or debt financings to continue operations. We have a history of and expect to continue to report negative cash flows from operations and a net loss.  Our forecasts for 2023 and beyond indicate that we will need additional funding in order to have sufficient financial resources to continue to settle our debts as they fall due. We have taken significant measures to increase the profitability of our business in the short term, but we are not currently generating sufficient cash from our operations to settle our debts as they fall due and continue to require near term financing. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. These efforts have also resulted in an increased focus on our i-gaming business and a significant reduction in the investment of our esports products and technologies, which resulted in the recognition of an impairment loss on certain intangible assets and fixed assets. As a result of our actions as referenced above, we do not expect to launch our esports products in the short or medium term. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

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

On September 30, 2021, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”). Pursuant to the Subscription Agreements, the Investors agreed to subscribe for and purchase, and we agreed to issue and sell to such Investors, simultaneous with the closing of the Acquisition Agreement, shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000.00 per share (the “Private Placement”). For each share of Preferred Stock issued, we issued the Investor a warrant to purchase 150% of the shares of common stock underlying the Preferred Stock (the “Warrants”). The aggregate Private Placement, which was completed on the closing date of the Acquisition Agreement was $37.7 million.

On November 29, 2021, we entered a credit agreement (the “Credit Agreement”) with CP BF Lending, LLC (“Lender”), pursuant to which the Lender agreed to make a single loan to us of $30.0 million (the “Senior Note”). The Senior Note bears interest on the unpaid principal amount at a rate per annum equal to 15.0% as follows: (1) cash interest on the unpaid principal amount of the Senior Note at a rate equal to 14.0% per annum, plus (2) payable-in-kind interest (“PIK Interest”) on the unpaid principal amount of the Senior Note at a rate equal to 1.0% per annum. We paid to Lender on the closing date a non-refundable origination fee in an amount equal to $750,000. To date, we have entered into multiple waiver agreements with the Lender to maintain compliance with certain financial and other covenants pursuant to the Credit Agreement. On January 10, 2023, the Company repaid $3,000,000 on the Senior Notes pursuant to the most receive waiver agreement with the Lender, which in turn reduced the minimum cash balance requirement under the Senior Notes to $1,500,000. These waivers will expire on January 31, 2023. We do not expect to satisfy the financial covenants prior to January 31, 2023 and are currently in discussions with the Lender on modifying the financial covenants. There is no assurance that we will be successful in making such modifications to the Credit Agreement.

On June 16, 2022, we issued, in a private placement priced at-the-market under Nasdaq rules: (i) 977,657 shares of common stock, and (ii) warrants to purchase up to an aggregate of 977,657 shares of common stock. The combined purchase price of one share of common stock and accompanying warrant is $3.58. The gross proceeds to us from the private placement were approximately $3.5 million, before deducting fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the warrants.

As of March 31, 2022, we had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from the Lender which waiver was contingent on the completion an equity raise of at least $3.5 million, which was completed in June 2022. In consideration for obtaining a waiver from the compliance with certain covenants, we agreed to amend the Senior Notes such that $5 million of principal loan balance becomes convertible at $3.58 per share commencing after we raised the $5,000,000 of common equity (including the foregoing $3.5 million).

During fiscal year September 30, 2021, we completed two private placements totaling 2,250,000 shares of our common stock for gross proceeds of $4.75 million.

In April 2021, we completed our IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. We paid underwriting fees and other expenses of $885,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five years.

As of September 30, 2022, we have incurred an accumulated deficit of $62,827,744 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $11,394,834 for the year ended September 30, 2022, as compared to cash used in operating activities of $8,308,198 for the same period in the prior year. Net cash used in operating activities during the year ended September 30, 2022, included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services related to completion of our audit, development of our new wagering platform and preparation of our public offering filings. Net cash used in operations was also a result of our increase in accounts receivable due to the growth in our business. Cash flow from operations also benefitted from deferred payments for professional fees to our consultants, attorneys and accountants primarily required to complete the acquisition of the Aspire B2C business in November 2021.

Cash used in investing activities

Net cash used in investing activities was $57,436,408 during the year ended September 30, 2022 related to the completion of the acquisition of the Aspire B2C business in November 2021. Also contributing to the cash used in investing activities were purchase of fixed assets of $1,200,882 due primarily to opening of our office in Malta and purchase of software assets to support the new wagering platform. Net cash used in investing activities was $577,811 for the year ended September 30, 2021 and was related to the purchase of software assets to support the new wagering platform, and the purchase of long-term assets related to intellectual property rights.

Cash used provided by financing activities

Net cash provided by financing activities was $63,655,757 for the year ended September 30, 2022 due to the issuance of the Preferred Stock and Senior Notes which resulted in cash proceeds of $33,516,000 and $26,627,111, respectively, as well as the net cash proceeds of $3,492,450 raised in June 2022 from a private placement. Net cash provided by financing activities was $17,896,957 for the year ended September 30, 2021 and was related to the sale of 2,000,000 shares of common stock at $2.00 per share in a private placement, partially offset by commissions to brokers of $351,929 as well as private placements of our common stock completed in January and February 2021, at $3.00 per share for gross proceeds of $750,000. In April 2021, we completed our IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000. We paid underwriting fees and other expenses of $885,800 and issued 168,000 warrants to purchase shares of common stock at a price of $7.20 per share for a period of five years.

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

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of EBET, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EBET, Inc. (the “Company”) as of September 30, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

January 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of EBET, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EBET, Inc. (the “Company”) as of September 30, 2021, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended September 30, 2021 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Houston, Texas

December 23, 2021

EBET, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021

ASSETS
Current assets:
Cash	$5,486,210	$9,064,859
Accounts receivable, net	1,647,345	21,636
Prepaid expenses and other current assets	1,772,332	690,637
Derivative asset	1,116,153	–
Right of use asset, operating lease, current portion	129,975	170,512

Total current assets	10,152,015	9,947,644

Long term assets:
Fixed assets, net	546,408	85,334
Right of use asset, operating lease	–	172,915
Intangible assets, net	27,545,329	3,856,598
Goodwill	30,657,460	–

Total assets	$68,901,212	$14,062,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,384,906	$1,721,103
Current lease liabilities	129,974	170,511
Borrowings, current portion	21,202,585	1,396,133
Liabilities to users	1,272,308	58,789
Total current liabilities	35,989,773	3,346,536

Long-Term Liabilities:
Borrowings, net of current portion	11,145,863	463,925

Total liabilities	47,135,636	3,810,461

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 37,700 and 0 issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	38	–
Common stock; $0.001 par value, 100,000,000 shares authorized 16,654,573 and 13,315,414 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	16,654	13,315
Additional paid-in capital	91,941,757	26,834,354
Accumulated other comprehensive (deficit) income	(7,365,129)	53,911
Accumulated deficit	(62,827,744)	(16,649,550)
Total stockholders’ equity	21,765,576	10,252,030

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$68,901,212	$14,062,491

The accompanying notes are an integral part of these consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	September 30,
	2022	2021

Revenue	$58,596,620	$164,807
Cost of revenue	(36,014,055)	(37,744)

Gross profit	22,582,565	127,063

Operating expenses:
Sales and marketing expenses	27,500,618	3,221,218
Product and technology expenses	3,993,846	3,103,611
Acquisition costs	2,240,147	147,616
Impairment loss	3,851,503	–
General and administrative expenses	17,640,728	7,103,943
Total operating expenses	55,226,842	13,576,388

Income (loss) from operations	(32,644,277)	(13,449,325)

Other income (expenses):
Interest expense	(9,894,531)	(1,704,395)
Gain on derivative instruments	1,239,510	–
Foreign currency loss	(128,311)	(46,304)
Total other expense	(8,783,332)	(1,750,699)

Loss before provision for income taxes	(41,427,609)	(15,200,024)
Provision for income taxes	–	–

Net loss	(41,427,609)	(15,200,024)

Preferred stock dividends	(4,750,585)	–
Net loss attributable to common shareholders	(46,178,194)	(15,200,024)

Other comprehensive income:
Foreign currency translation income (loss)	(7,419,040)	53,911
Total other comprehensive income	(7,419,040)	53,911

Comprehensive loss	$(53,597,234)	$(15,146,113)

Net loss per common share – basic and diluted	$(3.11)	$(1.33)

Weighted average common shares outstanding – basic and diluted	14,839,645	11,397,739

The accompanying notes are an integral part of these consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

						Accumulated
	Preferred stock		Common Stock		Additional	Other
	Number of		Number of		paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	Income	deficit	Total

Balance at September 30, 2020	–	$–	7,340,421	$7,340	$3,053,660	$–	$(1,449,526)	$1,611,474
Shares issued for cash, net	–	–	4,650,014	4,651	17,877,306	–	–	17,881,957
Stock-based compensation	–	–	683,334	683	4,187,627	–	–	4,188,310
Shares issued due to conversion of borrowings	–	–	375,000	375	187,125	–	–	187,500
Shares and stock options issued for assets	–	–	65,000	65	1,513,837	–	–	1,513,902
Cashless exercise of warrants	–	–	196,645	196	(196)			–
Exercise of stock options for cash	–	–	5,000	5	14,995	–	–	15,000
Net loss	–	–	–	–	–	–	(15,200,024)	(15,200,024)
Comprehensive income	–	–	–	–	–	53,911	–	53,911
Balance at September 30, 2021	–	–	13,315,414	13,315	26,834,354	53,911	(16,649,550)	10,252,030

Shares and warrants issued for cash, net	–	–	977,659	978	3,491,472	–	–	3,492,450
Preferred shares issued for cash, net	37,700	38	–	–	33,515,962	–	–	33,516,000
Shares issued to for acquisition of Aspire B2C business	–	–	186,838	187	5,665,183	–	–	5,665,370
Cashless exercise of warrants	–	–	859,268	858	(858)	–	–	–
Shares issued for conversion of borrowings	–	–	825,000	825	411,675	–	–	412,500
Exercise of stock options for cash	–	–	58,785	59	20,137	–	–	20,196
Stock-based compensation	–	–	431,609	432	5,446,940	–	–	5,447,372
Preferred share dividends	–	–	–	–	4,750,585	–	(4,750,585)	–
Stock warrants issued in connections with Senior Notes	–	–	–	–	11,806,307	–	–	11,806,307
Net loss	–	–	–	–	–	–	(41,427,609)	(41,427,609)
Comprehensive income	–	–	–	–	–	(7,419,040)	–	(7,419,040)
Balance at September 30, 2022	37,700	$38	16,654,573	$16,654	$91,941,757	$(7,365,129)	$(62,827,744)	$21,765,576

The accompanying notes are an integral part of these consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(41,427,609)	$(15,200,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,778,405	1,508,482
Loss on extinguishment of debt	–	–
Gain on derivative instruments	(1,116,153)	–
Depreciation and amortization	6,377,301	390,291
Bad debt expense	–	50,932
Amortization of right of use assets	175,497	37,919
Stock-based compensation	5,447,372	4,188,310
Impairment loss	3,851,503	–
Foreign exchange loss	128,092	–
Gain on cryptocurrency settlement	(428)	(45,267)
Changes in operating assets and liabilities:
Accounts receivable	(1,793,198)	(56,888)
Prepaid expenses	(1,128,372)	(614,250)
Other current assets	–	35,122
Accounts payable and accrued liabilities	11,988,008	1,729,365
Accounts payable - related parties	–	(152,888)
Right of use lease liabilities	(14,969)	(210,835)
Liabilities to users	1,339,717	31,533
Net cash used in operating activities	(11,394,834)	(8,308,198)

Cash flow from investing activities:
Purchase of software and equipment	(1,200,882)	(157,714)
Acquisition of Aspire B2C business	(56,235,526)	–
Purchase of other long-term assets	–	(420,097)
Net cash used by investing activities	(57,436,408)	(577,811)

Cash flow from financing activities:
Proceeds from debt issuance, net of issuance costs	26,627,111	–
Proceeds from equity issuances, net of costs of capital	37,028,646	17,896,957
Net cash provided by financing activities	63,655,757	17,896,957

Effect of foreign exchange rates on cash	1,596,836	53,911

NET CHANGE IN CASH	(3,578,649)	9,064,859
CASH AT BEGINNING OF PERIOD	9,064,859	–
CASH AT END OF PERIOD	$5,486,210	$9,064,859

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,575,349	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Preferred shares issued for dividends	$4,750,585	$–
Stock warrants issued in connection with Senior Notes	$7,661,382	$–
Common stock issued for acquisition of Aspire B2C business	$5,665,370	$–
Promissory note issued for acquisition of Aspire B2C business	$11,330,740	$–
Stock issued for conversion of borrowings	$412,500	$187,500
Stock issuable for intangible assets	$–	$1,513,902

The accompanying notes are an integral part of these consolidated financial statements.

EBET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization

EBET, Inc. (“EBET” or “the Company”) was formed on September 24, 2020 as a Nevada corporation. EBET is a technology company operating platforms focused on i-gaming including casino, sportsbook and esports events. The Company operates under a Curacao gaming sublicense and under a strategic agreement with Aspire Global plc (“Aspire”) allowing EBET to provide online betting services to various countries around the world. On May 5, 2022, the Company changed its name to EBET, Inc. from Esports Technologies, Inc.

Acquisition of the B2C business of Aspire Global plc

On October 1, 2021, the Company, and its wholly owned subsidiary, Esports Product Technologies Malta Ltd. (“Esports Malta”), entered into a Share Purchase Agreement (the “Acquisition Agreement”) with Aspire and various Aspire group companies to acquire all of the issued and outstanding shares of Karamba Limited, a subsidiary of Aspire. The total acquisition price was €65,000,000 paid as follows: (i) cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which are valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement (the “Exchange Shares”). See Notes 3, 4 and 5 for additional information.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity or debt financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss.  The Company's forecasts for 2023 and beyond indicate that it we will need additional funding in order to have sufficient financial resources to continue to settle its debts as they fall due. The Company has taken significant measures to increase the profitability of its business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. These efforts have also resulted in an increased focus on the Company’s i-gaming business and a significant reduction in the investment of the Company’s esports products and technologies, which resulted in the recognition of an impairment loss on certain intangible assets and fixed assets. As a result of the Company’s actions as referenced above, it does not expect to launch its esports products in the short or medium term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

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

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for the Company’s products, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, the Company implemented business continuity programs to ensure that employees were safe and that the business continued to function with minimal disruptions to normal work operations while employees worked remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation and Consolidation

The basis of accounting applied is United States generally accepted accounting principles (“US GAAP”). All amounts included in these financial statements and footnotes are expressed in U.S. Dollars, unless otherwise noted. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. Accounts receivable consists primarily of amounts due from our platform provider. The receivable balance as of September 30, 2022 owed to the Company represents the net amount owed to the Company by Aspire related to the strategic agreement for the Company’s i-gaming platform and is stated at historical cost less any allowance for doubtful accounts. The allowance for doubtful accounts was $0 and $50,932 as of September 30, 2022 and 2021, respectively, related to the Company’s former third-party operator.

Fixed Assets, net

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

Impairment of Long-Lived Assets

Long-lived assets consist of software and equipment, finite-lived acquired intangible assets, such as license agreements, and indefinite-lived assets such as internet domain names. Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. During the year ended September 30, 2022, the Company determined that its long-lived assets related to the esports business, including intangible assets, were impaired. As a result, the Company recognized an impairment loss of $3,851,503, including $3,282,243 related to intangible assets and $569,260 related to property and equipment.

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

The Company’s only significant lease is for office space in Malta, which has a two-year lease term beginning August 1, 2021, and is classified as an operating lease. The lease has an option to extend the term for an additional two years with a 10% increase in annual rent. The Company paid €176,001 at commencement and owed an additional €160,001 in August 2022. The Company has been making monthly payments of €13,335 on this annual payment. The Company recognized a right of use asset and lease liability of $381,346 at commencement based on the present value of lease payments at commencement and utilizing an estimate incremental borrowing rate of 10%.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Operating Leases:
Operating lease right-of-use assets	$129,975	$343,427
Right of use liability operating lease current portion	$129,974	$170,511
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$129,974	$170,511

The following table provides the maturities of lease liabilities at September 30, 2022:

Operating
Leases
2023	$141,312
2023	–
2024	–
2025	–
2026 and thereafter	–
Total future undiscounted lease payments	141,312
Less: Interest	(11,338)
Present value of lease liabilities	$129,974

Operating lease expense was $201,978 and $31,877 during the years ended September 30, 2022 and 2021, respectively.

Liabilities to Users

The Company records liabilities for user account balances at a given reporting period based on deposits made by players either to the Company or the sales affiliate, less any losses on wagers and payout made to players. Liabilities to users amounts are not required to be backed by cash reserves of the Company. The user balances are maintained by the Company’s third-party platform provider, and the Company has an asset of an equivalent amount included within Prepaid expense and other current assets on the Company’s consolidated balance sheets.

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

No single customer accounted for more than 10% of revenue for the year ended September 30, 2022. For the year ended September 30, 2021, a single customer accounted for approximately 77% of the Company’s revenue and 100% of the Company’s outstanding accounts receivable. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

i-gaming, or online casino, typically includes digital versions of wagering games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company functions similarly to land-based casinos, generating revenue through casino hold, as users play against the house. i-gaming revenue is generated from user wagers net of payouts made on users’ winning wagers and incentives awarded to users.

Sportsbook or sports betting involves a user wagering money on an outcome or series of outcomes occurring. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Sportsbook revenue is generated by setting odds such that there is a built-in theoretical margin in each sports wagering opportunity offered to users. Sportsbook revenue is generated from users’ wagers net of payouts made on users’ winning wagers and incentives awarded to users.

Performance Obligations

The Company operates an online betting platform allowing users to place wagers on a variety of live sporting events, i-gaming and esports events. Each wager placed by users create a single performance obligation for the Company to administer each event wagered. The performance obligation is satisfied once the event wagered on has been completed. Gross gaming revenue is the aggregate of gaming wins and losses based on results of each event that customers wager bets on.

Transaction Price Considerations

Variability in the transaction price arises primarily due to market-based pricing, cash discounts, revenue sharing and usage-based fees. The Company offers loyalty programs, free plays, deposit bonuses, discounts, rebates and other rewards and incentives to its customers. Revenue for Sportsbook and i-gaming is collected prior to the contest or event and is fixed once the outcome is known. Prizes paid and payouts made to users are recognized when awarded to the player.

Cost of Revenue

Cost of revenue consists of third-party costs associated with the betting software platform and gaming taxes.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with amounts paid to affiliates, advertising and related software, strategic league and team partnerships and costs related to free to play contests, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Variable commission fees are paid to sales affiliates based on a percentage of revenue generated from the affiliate. The commissions rebated to affiliates are recorded as a component of marketing expense. Advertising costs are expensed as incurred. Advertising costs incurred was $1,188,392 and $452,473 for years ended September 30, 2022 and 2021, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of September 30, 2022 and 2021 based on the three-tier fair value hierarchy:

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$5,486,210	$–	$–
Derivative asset	–	1,116,153	–
Total assets	$5,486,210	$1,116,153	$–
Liabilities
Senior Notes, net of discount	–	19,595,694	–
Note due to Aspire	–	10,636,343	–
Convertible notes payable, net of discount	–	1,606,891	–
Other notes payable, net of discount	–	509,520	–
Total liabilities	$–	$32,348,448	$–

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$9,064,859	$–	$–
Derivative asset	–	–	–
Total assets	$9,064,859	$–	$–
Liabilities
Senior Notes, net of discount	–	–	–
Note due to Aspire	–	–	–
Convertible notes payable, net of discount	–	1,396,133	–
Other notes payable, net of discount	–	463,925	–
Total liabilities	$–	$1,860,058	$–

Derivative Instruments

The Company accounts for its derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company uses derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates. All derivatives are recorded at fair value on the Consolidated Balance Sheets and changes in the fair value of derivative financial instruments are either recognized in Accumulated other comprehensive income (loss) (a component of Total shareholders' equity), Long-term debt or Net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items.

The Company's derivative instruments do not subject its earnings or cash flows to material risk, as gains and losses on these derivatives are intended to offset losses and gains on the item being hedged. The Company does not enter into derivative transactions for speculative purposes and it does not have any non-derivative instruments that are designated as hedging instruments pursuant to ASC 815. The Company manages the credit risk of its counterparties by dealing only with institutions that it considers financially sound and considers the risk of non-performance to be remote.

The Company entered into foreign exchange forward contracts to mitigate the change in fair value of specific liabilities and cash flows on the Consolidated Balance Sheets that were denominated in Euros related to the acquisition of the Aspire B2C business in November 2021. These undesignated hedging instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other income (expense), net. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The total notional amount of outstanding undesignated derivative instruments was $16,050,000 as of September 30, 2022. The Company recognized a gain on derivative instruments of $1,239,510 during the year ended September 30, 2022. Subsequent to September 30, 2022, the Company settled all of its foreign exchange forward contracts.

Foreign Currency

The Company’s reporting currency is the U.S. Dollar. Certain subsidiaries of the Company have a functional currency other than the U.S. Dollar and are translated to the Company’s reporting currency at each reporting date. Non-monetary items are translated at historical rates. Monetary assets and liabilities are translated from British Pounds Sterling and Euro into U.S. Dollars, at the period-end exchange rate, while foreign currency expenses are translated at the exchange rate in effect on the date of the transaction. The net effect of translation is reflected as other comprehensive income. The gains or losses on transactions denominated in currencies other than an entity’s functional currency are included in the consolidated statement of operations.

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

NOTE 3 – BUSINESS COMBINATION

Acquisition of the B2C business of Aspire Global plc

On October 1, 2021, in order to accelerate the growth and expand market access for our product offerings, the Company and Esports Malta entered into the “Acquisition Agreement” with Aspire, Aspire Global International Limited, AG Communications Limited, Aspire Global 7 Limited (collectively the “Aspire Related Companies”), and Karamba Limited (“Karamba”) whereby Esports Malta acquired all of the issued and outstanding shares of Karamba from the Aspire Related Companies. The total acquisition price, paid at the closing of the acquisition of the Karamba shares, was €65,000,000 paid as follows: (i) a cash amount of €50,000,000; (ii) €10,000,000, paid in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which were valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement). The transaction closed on November 29, 2021.

The acquired assets were recorded at their estimated fair values. The purchase price allocation is preliminary, and as additional information becomes available, the Company may further revise the preliminary purchase price allocation, including the fair value of identified intangible assets, during the remainder of the measurement period. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.

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

Upon completing the acquisition of Aspire, the company incurred the following costs:

Debt issuance costs	$3,372,889
Equity issuance costs	$4,184,000
Transaction expenses	$2,240,147

Debt issuance costs relate to costs associated with acquiring the loan from the CP BF Lending LLC. These have been recorded as reduction of the face value of the debt and are amortized over the life of the loan. Equity issuance costs relate to the costs associated with the private placement. These have been recorded as reduction of the equity proceeds. Transactions costs relate to all direct and indirect costs associated with the acquisition and expensed as incurred.

The Company’s revenue and net loss for the year ended September 30, 2022 included $58,596,620 and $17,908,280, respectively from the Aspire B2C business since the acquisition date, including interest expense on the debt issued to acquire the business.

Unaudited proforma information

The following schedule contains pro-forma consolidated results of operations for the year ended September 30, 2021 as if the Aspire B2C acquisition occurred on October 1, 2020. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2020, or of results that may occur in the future.

	Fiscal Year Ended
	September 30, 2022	September 30, 2021
Revenue	$68,628,158	$76,613,148
Operating loss	(32,488,215)	(12,898,566)
Net loss	(42,698,109)	(20,728,132)
Net loss attributable to common shareholders	(48,398,814)	(26,428,836)
Loss per common share - basic and diluted	$(3.26)	$(2.28)

The most significant proforma adjustments relate to annual interest on the Senior Notes and Note to Aspire issued in connection with the acquisition, amortization expense of the estimated intangible assets recognized as part of the purchase price allocation, and the preferred dividends incurred in connection with the financing of the acquisition.

NOTE 4 – BORROWINGS

The following is a summary of borrowings outstanding as at September 30, 2022 and September 30, 2021:

			September 30, 2022						September 30, 2021
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount	Principal outstanding balance	Unamortized debt discount	Carrying amount
	rate	Currency	Currency	USD	USD	USD	USD	USD	USD	USD	USD
Senior Note	15%	USD	30,000,000	30,000,000	(8,526,776)	558,446	(2,435,976)	19,595,694	–	–	–
Note due to Aspire	10%	EUR	10,000,000	9,748,000	–	888,343	–	10,636,343	–	–	–
Convertible notes	10%	USD	1,606,891	1,606,891	–	–	–	1,606,891	1,912,500	(516,367)	1,396,133
Other	0%	USD	675,000	675,000	(165,480)	–	–	509,520	675,000	(211,075)	463,925
Total borrowings				42,029,891	(8,692,256)	1,446,789	(2,435,976)	32,348,448	2,587,500	(727,442)	1,860,058

Current								21,202,585			1,396,133
Long-term								11,145,863			463,925
Total borrowings								$32,348,448			$1,860,058

Senior Note

On November 29, 2021, the Company entered into a credit agreement (the “Credit Agreement”) with CP BF Lending, LLC (“Lender”), pursuant to which the Lender agreed to make a single loan to the Company of $30,000,000 (the “Senior Note”). The Senior Note bears interest on the unpaid principal amount at a rate per annum equal to 15.0% as follows: (1) cash interest on the unpaid principal amount of the Senior Note at a rate equal to 14.0% per annum, plus (2) payable-in-kind interest (“PIK Interest”) on the unpaid principal amount of the Senior Note at a rate equal to 1.0% per annum. The Company paid to Lender on the closing date a non-refundable origination fee in an amount equal to $750,000.

The Senior Note matures in 36 months, provided that the Company may receive two 12-month extensions of the maturity date by paying to the Lender (1) an extension fee equal to 1.0% of the unpaid principal balance of the Senior Note as of the date of such extension, and (2) all reasonable and documented out-of-pocket fees and expenses paid or incurred by Lender, in each case in connection with the extension request, including but not limited to fees and expenses for appraisals, collateral exams and audits, and legal counsel. The foregoing extension right is subject to, among other items, (i) the Senior Note not being in default, (ii) the representations and warranties contained in Credit Agreement being true and correct; and (iii) the Lender granting its written approval thereof in its sole discretion.

The Senior Note may be prepaid by the Company at any time. In addition, the Credit Agreement provides that in the event there shall be excess cash flow from the Aspire Business (as such concept is defined in the Credit Agreement) for any calendar month, commencing with the month ended December 31, 2022, the Company shall apply such excess cash flow amount to prepay the outstanding principal balance of the Senior Note; provided that no such prepayment shall be required once the unpaid principal balance of the Senior Note has been reduced to $15,000,000.

The Credit Agreement requires the Company to meet certain financial covenants commencing June 30, 2022. The Senior Note is secured by all of the assets of the Company and its subsidiaries. The Senior Note may be accelerated by the Lender upon an event of default, which in addition to customary events of default include: (i) if (1) any of the Company or its subsidiaries shall fail to maintain in full force and effect any gaming approval (as defined in the Credit Agreement) required for the operation of its business or (2) any gaming regulator shall impose any condition or limitation on any of the foregoing entities that could be reasonably expected to have a material adverse effect; or (ii) the suspension from trading or failure of the Company’s common stock to be trading or listed on the Nasdaq exchange for a period of three consecutive trading days.

As of June 30, 2022, the Company had not maintained compliance with the covenants of the Senior Note and obtained a waiver from its lender which waiver is contingent on the completion of an equity raise of $3.5 million, which was completed in June 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company agreed to amend the Senior Note such that $5,000,000 of principal loan balance becomes convertible at $3.58 per share commencing after the Company raises the $5,000,000 of common equity (including the foregoing $3.5 million).

In connection with the Senior Note, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase 1,567,840 shares of Company common stock at an exercise price of $25.00 per share expiring on the earlier to occur of (i) five years following the issue date or (ii) the second anniversary of the satisfaction of all obligations of the Company under the Credit Agreement. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. In addition, the exercise price of the Lender Warrant is subject to “weighted-average” anti-dilution protection for issuances by the Company below the exercise price (other than certain defined exempt issuances), and, upon shareholder approval, which was received on February 9, 2022, the number of shares underlying the Lender Warrant shall also be adjusted for issuances to which the “weighted-average” anti-dilution protection applies. Pursuant to the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the number of shares underlying the warrant increased to 1,654,538 and the exercise price was reduced to $23.69. The Lender will not have the right to exercise any portion of the Lender Warrant if the Lender (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Company common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Lender Warrant, which beneficial ownership amount, at the election of the Lender may be increased to any other percentage not in excess of 19.99% as specified by the Lender. If a fundamental transaction occurs, then the successor entity will succeed to, and be substituted for the Company, and will assume all of the Company’s obligations under the Lender Warrant with the same effect as if such successor entity had been named in the Lender Warrant itself.

On September 2, 2022, the Lender provided the Company with a limited waiver of these covenants until September 30, 2022 in exchange for a one-time payment of $151,158 to be added to the principal amount of the Senior Note. In addition, the Senior Note required the Company to maintain a minimum balance of $4.0 million in the account utilized to collect the revenues from the Company’s i-gaming business.

On September 30, 2022, the Lender provided the Company with a limited waiver of these covenants until October 31, 2022 in exchange for a one-time payment of $152,032 to be added to the principal amount of the Senior Note. In addition, the Senior Note required the Company to maintain a minimum balance of $5.0 million in the account utilized to collect the revenues from the Company’s i-gaming business.

On October 6, 2022, the Lender provided the Company with an additional limited waiver allowing the foregoing minimum balance to be reduced to $4.0 million until October 31, 2022, in exchange for a one-time payment of $76,409 to be added to the principal amount of the Senior Note. On October 31, 2022, the Lender provided the Company with a limited waiver of these covenants until November 30, 2022 in exchange for a one-time payment of $229,959 to be added to the principal amount of the Senior Note. On November 30, 2022, the Lender provided the Company with a limited waiver of these covenants until December 16, 2022. On December 16, 2022, the Lender provided the Company with a limited waiver of these covenants until January 9, 2023. On January 9, 2023, the Lender provided the Company with a limited waiver of these covenants until January 31, 2023 and required a principal payment of $3,000,000 which was made on January 10, 2023. This waiver and principal payment reduced the minimum balance in the account to $1,500,000. The Company does not expect to satisfy certain of these covenants prior to January 31, 2023 and is currently in discussions with the Lender on modifying the financial covenants, although there is no assurance that the Company will be successful in making such modifications to the Senior Note.

During the year ended September 30, 2022, the Company recognized interest expense of $4,216,442 from the amortization debt discount and debt issuance costs related to the Senior Note.

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

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the year ended September 30, 2022, a total of $305,609 of principal and $106,891 of accrued interest was converted into 825,000 shares of common stock. During the twelve months ended September 30, 2021, a total of $187,500 of principal was converted into 375,000 shares of common stock. During the years ended September 30, 2022 and 2021, the Company recorded a charge of $561,963 and $1,466,966, respectively, in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

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

Acquisition of the B2C segment of Aspire Global plc

On October 1, 2021, in connection with the acquisition of the Aspire B2C business in November 2021, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”). Pursuant to the Subscription Agreements, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such Investors, simultaneous with the closing of the Acquisition Agreement, an aggregate of 37,700 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000.00 per share, for aggregate gross proceeds of $37,700,000 (the “Private Placement”). For each share of Preferred Stock issued, the Company issued the Investor a warrant to purchase 150% of the shares of Company common stock underlying the Preferred Stock (the “Warrants”).

Pursuant to the Subscription Agreement, the Company has obtained shareholder approval of the conversion of the Preferred Stock and Warrants into Company common stock in compliance with the rules and regulations of the Nasdaq Stock Market (“Shareholder Approval”).

The Preferred Stockholders are entitled to receive dividends, at a rate of 14.0% per annum, which shall be payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance date. With limited exceptions, the Preferred Stockholders have no voting rights. The dividends can be paid in either cash or in the issuance of additional preferred shares. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company available to shareholders, an amount equal to the greater of: (i) the purchase price for each share of Preferred Stock then held, or (ii) the amount the holders would have received had the holders fully converted the Preferred Stock to Company common stock, in each case, before any distribution or payment shall be made to the holders of the Company’s common stock. The Preferred Stock is convertible into Company common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, on December 31, 2022 and April 15, 2023 (each an “Adjustment Date”), the Conversion Price shall be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. On December 30, 2022, the holders of a majority of the Preferred Stock approved an amendment to the terms of the Preferred Stock to: (i) extend the initial Adjustment Date from December 31, 2022 to January 31, 2023; and (ii) to modify the definition of “Exempt Issuance” to permit the issuance of shares of Company common stock to consultants. On December 30, 2022, the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock was filed in the State of Nevada.

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

In January 2021, the Company sold 250,014 shares of common stock to investors for $3.00 per share, receiving gross proceeds of $750,042. The company paid $30,314 of broker fees and commissions related to this fundraising and issued 8,750 warrants to purchase common stock with an exercise price of $3.00 per share and a term of 5 years. The fair value of the warrants issued in connection with the financing was estimated to be $228,500 as discussed below.

In April 2021, the Company completed its IPO and issued 2,400,000 shares of common stock for gross cash proceeds of $14,400,000 and received net proceeds of $13,514,200 after costs of $885,800 which were recorded in shareholders’ equity. The Company also issued 168,000 common stock warrants with a five-year term and exercise price of $7.20 to the underwriter. These warrants had an estimated fair value at issuance of $5,474,076.

2020 Stock Plan

In December 2020, the Company adopted the EBET, Inc. 2020 Stock Plan, or the 2020 Plan. The 2020 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

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

The number of shares of the common stock that may be issued under the 2020 Plan is 5,000,000. As of September 30, 2022, the Company had awarded a total 2,907,019 shares under the 2020 Plan, with 2,092,981 remaining under the 2020 Plan.

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

During the year ended September 30, 2022, the Company agreed to award a total of 459,600 restricted stock units that convert into common stock to various employees, consultants and officers under the 2020 Plan. Of the restricted stock unit awarded, 414,600 will vest annually over a period of one to four years and 45,000 vest over six months. At September 30, 2022, the Company had 461,625 restricted stock units in issuance.

During the years ended September 30, 2022 and 2021, the Company recognized a total of $4,000,578 and $2,766,480, respectively, of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $4,075,076 upon vesting of all awards.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to brokers, an asset purchase agreement and convertible notes issued during the years ended September 30, 2022 and 2021. The following table summarizes warrant activity during the years ended September 30, 2022 and 2021:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years

Outstanding at September 30, 2020	2,015,000	$0.30	4.24
Granted	386,541	4.15	5.00
Cancelled	–	–	–
Expired	–	–	–
Exercised	(202,000)	0.86	–
Outstanding at September 30, 2021	2,199,541	0.93	4.04
Granted	4,761,199	22.23	5.00
Cancelled	–	–	–
Expired	–	–	–
Exercised	(927,375)	1.78	–
Outstanding at September 30, 2022	6,033,365	$17.61	4.01
Exercisable at September 30, 2022	6,033,365	$17.61	4.01

The outstanding and exercisable common stock warrants as of September 30, 2022 had an estimated intrinsic value of $1,168,400.

During the year ended September 30, 2022, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $28.95 per share; 2) dividend yield of 0%; 3) risk-free rate of between 1.18% and 3.35%; 4) expected term of between 5 years; 5) an exercise price of $2.49 or $28.95 and 6) expected volatility of 42.14% based on a peer group of public companies. The warrants issued in connection with the Senior Notes had a fair value of $19,467,688, and the relative fair value of $11,806,307 was recorded as debt discount. The estimated fair value of the warrants issued to preferred stockholders was $24,171,423, and the estimated fair value of the warrants issued in connection with the June 2022 private placement was $504,952.

During the year ended September 30, 2021, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $2 to $3 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.18% and 0.81%; 4) expected term of between 2.5 and 5 years; 5) an exercise price of $0.25, $2 $3 or $7.20 and 6) expected volatility of between 84.1% and 99.0% based on a peer group of public companies. The warrants granted to brokers in connection with sales of common stock during the year ended September 30, 2021, had an estimated fair value of $5,474,076 which was reflected as a cost of capital, warrants granted to consultants for services had a fair value of $8,819, and the warrants granted in connection with the asset purchase agreement had an estimated fair value of $57,252.

Options

During the years ended September 30, 2022 and 2021, the Company entered into various agreements with employees, members of the Board of Directors and consultants whereby the Company awarded common stock options under the 2020 Plan. Of the 997,437 unvested options as of September 30, 2022, 20,000 will vest upon future performance conditions being met, and the remainder vest equally over periods of between one and four years from issuance.

The following table summarizes option activity during the years ended September 30, 2022 and 2021:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2020	–	$–	–
Granted	2,714,348	2.62	8.83
Cancelled/Forfeited	(235,000)	0.66	–
Exercised	(5,000)	3.00	–
Outstanding at September 30, 2021	2,474,348	$2.81	7.95
Granted	55,000	28.06	10.00
Cancelled/Forfeited	(495,563)	8.14	–
Exercised	(56,785)	0.25	–
Outstanding at September 30, 2022	1,977,000	$2.25	7.33
Exercisable at September 30, 2022	979,563	$1.33	6.70

During the years ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of $1,446,794 and $1,413,011, respectively, related to common stock options awarded. The exercisable common stock options had an intrinsic value as of September 30, 2022, of $705,736. The Company expects to recognize an additional $1,242,141 of compensation cost related to stock options expected to vest.

The Company estimated the fair value of the stock options awarded during the year ended September 30, 2022 using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $3 to $31.33 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.85% and 1.20%; 4) expected term of between 3.5 and 6.25 years; 5) an exercise price between $0.25 and $31.33 and 6) expected volatility of 42.14% based on a peer group of public companies.

NOTE 6 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Software	$391,851	$214,996
Furniture and fixtures	368,432	–
Total fixed assets	760,283	214,996
Accumulated depreciation	(213,875)	(129,662)
Fixed assets, net	$546,408	$85,334

The software costs above relate to acquired components of the Company’s existing platform and other future products which were being depreciated over the expected useful life of 3 years. During the year ended September 30, 2022, the Company determined that the software related to the esports platform was impaired, and recognized a loss of $569,260, included in Impairment loss on the consolidated statement of comprehensive loss.

Intangible Assets – Aspire b2C Acquisition

As disclosed in Note 3, the Company acquired intangible assets as part of the Aspire B2C Business acquisition. The acquired intangibles consisted of the following as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Trademarks and tradenames, indefinite lives	$14,232,080	$–
Trademarks and tradenames, three year lives	4,562,064	–
Customer relationships	13,910,396	–
Total acquired intangibles	32,704,540	–
Accumulated amortization	(5,169,148)	–
Acquired intangible assets, net	$27,535,392	$–

The Karamba trademarks and tradenames represent approximately 75% of the total of the acquired intangibles and have an indefinite useful life. The remaining trademarks and tradenames and customer relationships are amortized over an estimated useful life of three years. Amortization for the year ended September 30, 2023, 2024 and 2025 is expected to be approximately $6,146,000, $6,134,741 and $1,022,457, respectively.

Intangible Assets – Domain Names

On September 1, 2020, the Company’s wholly owned subsidiary, ESEG, entered into domain purchase agreements to acquire the rights to certain domain names from third parties. The cost to acquire the domain names was $2,239,606, based on the estimated fair value of the consideration transferred to the sellers. ESEG issued notes payable with a combined principal amount of $2,100,000, which were to mature on March 1, 2022, bearing interest at 10%. These notes were exchanged for notes of the Company in September 2020. The Company also agreed to pay a total of $675,000 on September 1, 2025, with no interest. The Company estimated discount of these liabilities totaling $535,394 at the date of the transaction, to be amortized over the maturity period of the liabilities. The domain names were recorded as an intangible asset with an indefinite useful life. In connection with the preparation of these financial statements for inclusion in the Company’s Form 10-K for the year ended September 30, 2022, the Company’s management evaluated the domain names related to its esports operations at September 30, 2022 and determined that the assets were impaired due to the lack of progress in developing its esports operations and the Company’s decision to no longer pursue those operations, recognizing an impairment loss of $2,239,606, included in Impairment loss on the consolidated statement of comprehensive loss.

Intangible Assets - Cryptocurrencies

The following table presents the activities of the Company’s cryptocurrency holdings for the year ended September 30, 2022 and 2021:

Cryptocurrency at September 30, 2020	$44,562
Additions of cryptocurrency	36,605
Payments of cryptocurrency	(125,530)
Gain on cryptocurrency	45,267
Cryptocurrency at September 30, 2021	904
Additions of cryptocurrency	21,488
Payments of cryptocurrency	(16,971)
Gain on cryptocurrency	(428)
Cryptocurrency at September 30, 2022	$4,993

Additions of cryptocurrency during the year ended September 30, 2022 represent net deposits from players, and payments of cryptocurrency represent payments of accounts payable and accrued expenses. Additions of cryptocurrency during the year ended September 30, 2021 represent settlement of outstanding accounts receivable of $18,158 and net deposits from players of $18,447. Payments of cryptocurrency during the year ended September 30, 2021 included payments of accounts payable and accrued expenses of $64,023 and prepaid expenses of $61,509. Use of cryptocurrency to settle receivables and payables during the period are reflected as a component of changes in operating assets and liabilities in the consolidated statement of cash flows.

Intangible Assets - License Agreement

On October 1, 2020, the Company entered into an option agreement which gave the Company rights to acquire a license for proprietary technology related to online betting. The Company paid $133,770 upon execution of the option agreement, paid an additional $286,328 in cash, and issued 65,000 shares of common stock upon exercise of the option on or about May 3, 2021. The shares had a fair value of $1,456,650 at the date of exercise of the option and execution of the license agreement resulting in total value for the license agreement of $1,876,748. During the year ended September 30, 2022 and 2021, the Company recognized amortization expense of $573,451 and $260,659 included in product and technology expenses. In connection with the preparation of these financial statements for inclusion in the Company’s Form 10-K for the year ended September 30, 2022, the Company determined that the intangible asset, which was related to the esports operations due to the lack of progress in developing its esports operations and the Company’s decision to no longer pursue those operations, was impaired and recognized an impairment loss of $1,042,637, included in Impairment loss on the consolidated statement of comprehensive loss.

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

Financial Advisor’s Claims

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor among other claims (collectively the “Claims”). The fees the Company expects to pay are accrued in the accompanying balance sheet. On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The statement of claim alleges damages of $5.7 million and seeks a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. On August 4, 2022, EBET, Inc. counterclaimed against Boustead Securities, LLC for tortious interference with prospective economic advantage and demanded damages and attorneys’ fees in an amount to be determined. The case is ongoing, with a hearing before a 3-arbitrator panel currently scheduled for July 2023. Arbitration is inherently unpredictable. However, the Company believes that it has meritorious defenses to a portion of the alleged fee claim asserted and to the claim that the Company has any obligations pursuant to a right of first refusal between the parties. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of this matter. At this time, any estimated loss potentially arising from the Claims cannot be reasonably estimated and no liability has been recognized.

Employment Agreements

On November 5, 2021, the Company entered into an amended and restated employment agreement, effective October 1, 2021, with Aaron Speach pursuant to which Mr. Speach agreed to continue to serve as the Company’s Chief Executive Officer for an initial term of three years. The agreement provides for an initial annual base salary of $315,000, which may be increased to $350,000 retroactively as of the effective date provided the closing and consummation of the share purchase transaction by and between Company and Aspire Global plc occurs. Pursuant to the agreement, Mr. Speach is eligible for an annual bonus of up to 75% of his base salary, as determined solely at the discretion of the Compensation Committee. Pursuant to the agreement, if Mr. Speach is required to be located outside of the United States for a period of 30 consecutive days or more, the Company shall pay him a pro-rated monthly travel stipend of $3,500 for each month that he is so required to live outside of the United States. Pursuant to the agreement, Mr. Speach is eligible to receive the following potential performance stock grants: (i) 100,000 shares of Company common stock at such date as the Company reaches total gross revenues of $10,000,000 in any trailing 12 month period during the term of the employment agreement; and (ii) 100,000 shares of Company common stock at such date as the Company reaches total gross revenues of $20,000,000 in any trailing 12 month period during the term of the employment agreement. These awards were earned during the year ended September 30, 2022. Contemporaneous with the execution of the agreement, Mr. Speach received a restricted stock unit award (the “RSU Grant”) for 100,000 shares of Company common stock. The RSU Grant shall vest in four equal annual installments, provided Mr. Speach is employed on each such vesting date. If Mr. Speach’s employment is terminated at our election without “cause” (as defined in the agreement), Mr. Speach shall be entitled to receive severance payments equal to 150% of the balance due of Mr. Speach’s base salary for the remainder of the initial term of three years.

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

On September 9, 2022, the Company entered into an employment agreement with Mr. Matthew Lourie pursuant to which Mr. Lourie agreed to serve as interim Chief Financial Officer of the Company commencing on such date. The agreement provides for a monthly salary of $16,000. Mr. Lourie may receive a cash bonus of $20,000 and a restricted stock unit grant for 20,000 shares of Company common stock upon a successful transition of services to a full time Chief Financial Officer, provided that the final determination on the amount of the bonus and grant, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. Pursuant to the agreement, Mr. Lourie will receive a restricted stock unit award for 45,000 shares of Company common stock, which shall vest in six equal monthly installments, provided Mr. Lourie is employed on each such vesting date. The Company may terminate the agreement at any time during the term of the agreement on 30 days’ notice.

NOTE 8 – TRANSACTION WITH RELATED PARTIES

At September 30, 2020 the Company owed $155,228 to Gogawi Inc. (a company controlled by certain initial shareholders of the Company). The advances were due on demand and were non-interest bearing. In May 2021, the Company repaid the advances in full.

On November 10, 2020, the Company entered into an employment agreement with Michael Barden, a family member of the Company’s Chief Operating Officer, to serve as the Company’s marketing director. The employment agreement provides for an annual salary of $132,000, a technology allowance of $5,000, and an award of 30,000 shares of common stock in the Company, vesting in four equal annual installments. On August 2, 2022, Mr. Barden’s employment was terminated.

The Company engaged a firm owned by Matthew Lourie, the Company’s Chief Financial Officer to provide financial reporting services. For the year ended September 30, 2022 and 2021, the Company incurred consulting fees of $18,273 and $122,950, respectively.

NOTE 9 – INCOME TAXES

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

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended September 30, 2022	Year Ended September 30, 2021
Income tax benefit computed at the statutory rate	$8,700,000	3,192,000
Non-deductible expenses	(2,696,000)	(1,251,000)
Change in valuation allowance	(6,004,000)	(1,941,000)
Provision for income taxes	$–	–

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows:

	As of September 30, 2022	As of September 30, 2021
Deferred income tax assets:
Net operating losses	$8,000,000	$1,996,000
Valuation allowance	(8,000,000)	(1,996,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $38,090,000. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses prior to the Share Exchange.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2022 and 2021. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 10 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. For the years ended September 30, 2022 and 2021, common shares issuable under preferred stock (1,510,806 and 0 shares), convertible debt, (5,151,986 and 3,825,000 shares), stock options (1,977,000 and 2,474,348 shares) and common stock warrants (6,033,365 and 1,915,166 shares) were excluded from the calculation of diluted net loss per share due to their antidilutive effect.

	Year Ended
	September 30, 2022	September 30, 2021
Numerator:
Net income (loss)	$(41,427,609)	$(15,200,024)
Preferred stock dividends	(4,750,585)	–
Net income (loss) attributable to common stockholders	$(46,178,194)	$(15,200,024)

Denominator:
Basic and diluted weighted average common shares	14,839,645	11,397,739
Basic and diluted net income (loss) per common share	$(3.11)	$(1.33)

NOTE 11 – SUBSEQUENT EVENTS

On October 4, 2022, a convertible note holder converted $300,000 of principal into 600,000 shares of common stock.

In October 2022, the Company issued 20,750 related to outstanding restricted stock units.

On December 30, 2022, the holders of a majority of the Preferred Stock approved an amendment to the terms of the Preferred Stock to: (i) extend the initial Adjustment Date from December 31, 2022 to January 31, 2023; and (ii) to modify the definition of “Exempt Issuance” to permit the issuance of shares of Company common stock to consultants. On December 30, 2022, the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock was filed in the State of Nevada.

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

Management’s Report on Internal Control Over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be, ineffective, as of September 30, 2022, due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2022.

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (ebet.gg) under “Governance Documents & Charters” within the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code and by posting such information on the website address and location specified above.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 20221.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at September 30, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,438,625	$2.25	2,092,981
Equity compensation plans not approved by security holders (2)	2,166	$3.00	–

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2020 Stock Plan.
(2)	Consists of warrants issued to consultants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2022.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2022.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)       The following documents are filed or furnished as part of this Form 10-K:

1.	Financial Statements. The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Financial Statements on page 32.

2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Share Purchase Agreement, dated as of September 30, 2021 (incorporated by reference to the exhibit 2.1 of the Form 8-K filed October 1, 2021)

3.1	Articles of Incorporation of EBET, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form S-1 file no. 333-254068)

3.2	Amended and Restated Bylaws of EBET, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed May 5, 2022)

3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed January 3, 2023)

3.4	Articles of Merger (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed May 5, 2022)

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Company’s Form S-1/A file no. 333-254068)

4.2	Form of Warrant issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.3 to the Company’s Form S-1 file no. 333-254068)

4.3	Form of Convertible Note issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.4 to the Company’s Form S-1 file no. 333-254068)

4.4	Form of Promissory Note between EBET, Inc., Esports Product Technologies Malta Ltd. and Aspire Global Plc (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed December 1, 2021)

4.5	Form of Preferred Stock Investor Warrant (incorporated by reference to exhibit 4.2 to the Company’s Form 8-K filed December 1, 2021)

4.6	Form of Lender Warrant (incorporated by reference to exhibit 4.3 to the Company’s Form 8-K filed December 1, 2021)

4.7 *	Description of Securities of EBET, Inc.

4.8	Form of June 2022 Investor Warrant (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed June 8, 2022)

10.1 **	2020 Stock Plan of EBET, Inc., as amended, and forms of award agreements thereunder (incorporated by reference to exhibit 99.1 to the Company’s Form S-8 file no. 333-266678)

10.2	Domain Purchase Agreement between ESEG Limited and Dover Hill LLC (incorporated by reference to exhibit 10.7 to the Company’s Form S-1 file no. 333-254068)

10.3	Domain Purchase Agreement between ESEG Limited and Esports Group LLC (incorporated by reference to exhibit 10.8 to the Company’s Form S-1 file no. 333-254068)

10.4	Domain Purchase Agreement between ESEG Limited and YSW Holdings, Inc. (incorporated by reference to exhibit 10.9 to the Company’s Form S-1 file no. 333-254068)

10.5 **	Form of Independent Director Agreement (incorporated by reference to exhibit 10.10 to the Company’s Form S-1 file no. 333-254068)

10.6 +	Software License Agreement between Galaxy Group Ltd. and ESEG Limited Dated September 28, 2020 (incorporated by reference to exhibit 10.11 to the Company’s Form S-1 file no. 333-254068)

10.7 +	White Label Agreement by and between Splash Technology Limited, and EBET, Inc. dated February 5, 2021 (incorporated by reference to exhibit 10.12 to the Company’s Form S-1 file no. 333-254068)

10.8	License Agreement between EBET, Inc. and Colossus (IOM) Limited dated May 6, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 12, 2021)

10.9 **	First Amended and Restated Employment Agreement between EBET, Inc. and Aaron Speach dated November 5, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021)

10.10 ** +	First Amended and Restated Statement of Employment Terms between EBET, Inc. and Bart Barden dated November 5, 2021 (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed November 9, 2021)

10.11 **	Non-Employee Director Compensation Policy (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed November 9, 2021)

10.12	Form of Preferred Stock Subscription Agreement (incorporated by reference to the Exhibit 10.1 of the Form 8-K filed October 1, 2021)

10.13 +	Credit Agreement dated November 29, 2021 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to the Exhibit 10.2 of the Form 8-K filed December 1, 2021)

10.14 * **	First Amended and Restated Employment Agreement between EBET, Inc. and James Purcell dated December 22, 2021

10.15	Form of June 2022 Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed June 8, 2022)

10.16	Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed June 8, 2022)

10.17	Amendment to Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed June 17, 2022)

10.18	Employment Agreement between EBET, Inc. and Matthew Lourie (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 9, 2022)

10.19	Separation of Employment letter between EBET, Inc. and James Purcell (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed September 9, 2022)

21	List of Subsidiaries (incorporated by reference to exhibit 21 to the Company’s Form 10-K filed December 23, 2021)

23.1 *	Consent of PWR CPA LLP

23.2 *	Consent of BF Borgers LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EBET, INC.

By:	/s/ Aaron Speach
Aaron Speach,
Chief Executive Officer and Chairman

Date: January 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Speach	Chief Executive Officer and Chairman	January 13, 2023
Aaron Speech	(Principal Executive Officer)

/s/ Matthew Lourie	Chief Financial Officer	January 13, 2023
Matthew Lourie	(Principal Financial and Accounting Officer)

/s/ Michael Nicklas	Director	January 13, 2023
Michael Nicklas

/s/ Dennis Neilander	Director	January 13, 2023
Dennis Neilander

/s/ Christopher S. Downs	Director	January 13, 2023
Christopher S. Downs

