Form 10-K/A
period 2022-09-30
EBET, Inc.
filed 2023-01-27
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of EBET, Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended September 30, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2023 (the “2022 10-K”), to include information previously omitted from the 2022 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before January 29, 2023 (i.e., within 120 days after the end of our 2022 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of our 2022 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on January 13, 2023 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2021 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of January 23, 2023. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

Aaron Speach	34	Chairman of the Board, President and Chief Executive Officer
Matthew Lourie	42	Interim Chief Financial Officer
Mark Thorne	45	Chief Marketing Officer
Christopher S. Downs	44	Director
Dennis Neilander	61	Director
Michael Nicklas	61	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Aaron Speach, Founder, President and CEO. Mr. Speach joined us in September 2020, but was one of the founding members of ESEG Limited in 2016, which is now a wholly owned subsidiary of the Company. From April 2015 until June 2017, Mr. Speach was a Sales Director at Ninthlink, which is a full service marketing agency, during which Mr. Speach managed various Fortune 500 clients. From June 2017 to June 2019, Mr. Speach worked for Speachless Entertainment LLC, a marketing agency, which he owns and which provided services to ESEG Limited. From June 2019 until September 2020, Mr. Speach was a District Director of Stores at Pirch, which is a luxury appliance retailer. We believe Mr. Speach’s history with our company and background, coupled with his extensive marketing experience in the esports industry, provide him with the qualifications to serve as a director.

Matthew Lourie, interim Chief Financial Officer. Mr. Lourie joined us in September 2022 as interim Chief Financial Officer, after previously serving in such position from October 2020 until March 2021. Mr. Lourie has extensive management, accounting and financial experience. Mr. Lourie currently owns and operates (founded May 2017) Fresh Notion Financial Services and provides consulting and reporting services to other public and private companies. Mr. Lourie served as an audit partner of the PCAOB registered firm MaloneBailey from November 2014 through April 2017, where he oversaw audits and financial reporting of SEC registrants. In addition, he served as the Corporate Controller of a public company with over 300 locations across the country from April 2013 through October 2014. Mr. Lourie is a graduate of the University of Houston where he earned both his Bachelor of Business Administration Accounting and his Masters of Science in Accounting. Mr. Lourie is a Certified Public Accountant in Texas.

Mark Thorne, Chief Marketing Officer. Mr. Thorne joined us in June 2021 as Chief Marketing Officer. Mr. Thorne has extensive experience in the gaming industry and as a senior level marketing executive. Mr. Thorne was a gaming consultant from June 2020 through June 2021, and was Chief Marketing Officer of Betfirst/Sagevas S.A. from July 2019 through April 2020. He also served as Chief Marketing Officer of wishmaker.com from June 2018 through May 2019, and Chief Marketing officer of Twin.com from February 2017 through May 2018. Mr. Thorne has Bachelor of Science degrees with honors in Computer Science Engineering and in biochemistry from the University of Keel in England.

Christopher S. Downs – Director. Mr. Downs joined Esports as a director in March 2021. Mr. Downs has served as chief financial officer of CNS Pharmaceuticals, Inc. since November 2019. From March 2018 until September 2019, Mr. Downs served as vice president of finance and treasurer of Innovative Aftermarket Systems, L.P., a privately held provider of finance and insurance solutions. Mr. Downs served as director of finance (from June 2011 to September 2013), vice president and treasurer (October 2013 to August 2016), executive vice president and interim chief financial officer (August 2016 to May 2017), and executive vice president, interim chief financial officer and member of the office of the president (May 2017 to March 2018) for InfuSystem Holdings, Inc., a supplier of infusion services to oncologists in the United States. Mr. Downs spent 10 years in investment banking with various firms including Citigroup. Mr. Downs is a graduate of the United States Military Academy at West Point where he earned his Bachelor of Science. Mr. Downs earned his MBA at Columbia Business School and his Master of Science in Accounting at the University of Houston-Clear Lake. Mr. Downs is a Certified Public Accountant in Utah and Texas. We believe Mr. Downs’ financial and accounting background provide him with the qualifications to serve as a director.

Dennis Neilander– Director. Mr. Neilander joined Esports as a director in January 2021. Since June 2011, Mr. Neilander has been of counsel at the law firm of Kaempfer Crowell. Mr. Neilander is the former Chairman of the Nevada State Gaming Control Board (GCB). His practice focuses on gaming, administrative law and government affairs. Mr. Neilander served as a Member of the GCB from 1998 until the end of 2010, and was Chairman of the GCB for the last 10 years of his tenure. Mr. Neilander also served as Chairman of the GCB’s Audit Committee that was responsible for full scope compliance and revenue audits for Nevada casinos. From July 1995 until September 1998, Mr. Neilander was Chief of the GCB Corporate Securities Division, which regulates the publicly traded gaming companies that operate in Nevada. Mr. Neilander holds a J.D. from the University of Denver College of Law and a B.A. from the University of Northern Colorado. We believe Mr. Neilander’s gaming background and regulatory experience provide him with the qualifications to serve as a director.

Michael Nicklas – Director. Mr. Nicklas joined Esports as a director in November 2020. Since 2003, Mr. Nicklas has served as the president of Backflips Inc., a swimwear manufacturer. A C-suite executive working with major Brands that have included Nike, Reebok, Ralph Lauren, Jennifer Lopez, Speedo and Anne Klein. Mr. Nicklas is a graduate of the University of New Hampshire Peter T. Paul College of Business and Economics where he earned his Bachelor of Science degree in Business Administration. We believe Mr. Nicklas’ marketing background and business experience with major brands provide him with the qualifications to serve as a director.

No director is related to any other director or executive officer of our company or our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is available on the Corporate Governance section of our website, which is located at www.ebet.gg. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K filed with the SEC. The inclusion of our website address in this proxy statement does not include or incorporate by reference the information on our website into this proxy statement.

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Secretary of the Company (the “Corporate Secretary”) in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. Our Nominating and Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Nominating and Governance Committee to the full Board for consideration. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to our Board of Directors at any annual meeting at which the Board has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Corporate Secretary, providing the candidates name, biographical data and other relevant information together with a consent from the nominee. The submission must comply with our Bylaws and must be received at our principal executive offices 120 days prior to the anniversary date of the mailing date of our previous year’s proxy statement so as to permit the Board of Directors time to evaluate the qualifications of the nominee.

We have not employed an executive search firm, or paid a fee to any other third party, to locate qualified candidates for director positions.

Board Committees

We established a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee. Our Board of Directors has adopted and approved a charter for each of these standing committees. The charters, which include the functions and responsibilities of each of the committees, can be found in the “Investors - Corporate Governance” section on our web site at www.ebet.gg.

Audit Committee. The members of the Audit Committee are Messrs. Nicklas, Neilander and Downs. Mr. Downs is the chairperson of the Audit Committee. Each member of the Audit Committee is independent as defined by the Nasdaq Rules. In addition, each member of the Audit Committee satisfies the additional requirements of the SEC and Nasdaq Rules for audit committee membership, including the additional independence requirements and the financial literacy requirements. The Board has determined that at least one member of the Audit Committee, Mr. Downs, is an “audit committee financial expert” as defined in the SEC’s rules and regulations. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating the selection of our independent registered public accounting firm.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Messrs. Nicklas, Neilander and Downs. Mr. Neilander is the chairperson of the Nominating and Governance Committee. Each member of the Nominating and Corporate Governance Committee is independent as defined by Nasdaq Rules. The primary functions and responsibilities of the Nominating and Corporate Governance Committee are to: (a) determine the qualifications, qualities, skills, and other expertise required to be a director; (b) identify and screen individuals qualified to become members of the Board; (c) make recommendations to the Board regarding the selection and approval of the nominees for director; and (d) review and assess the adequacy of our corporate governance policies and procedures.

Compensation Committee. The members of the Compensation Committee are Messrs. Nicklas, Neilander and Downs. Mr. Nicklas is the chairperson of the Compensation Committee. Each member of the Compensation Committee is independent as defined by Nasdaq Rules.

The Compensation Committee is responsible for, among other things, reviewing and making recommendations to the Board of Directors with respect to the annual compensation for our Chief Executive Officer. The Compensation Committee also is responsible for reviewing and making recommendations to the Board of Directors the annual compensation and benefits for our other executive officers. The Compensation Committee also, among other things, reviews compensation of the Board, reviews and makes recommendations on all new executive compensation programs that are proposed for adoption and administers the Company’s equity incentive plans. The Compensation Committee is responsible for reviewing director compensation for service on the Board and Board committees at least once a year and to recommend any changes to the Board.

Our Chief Executive Officer reviews the performance of our other executive officers (other than himself) and, based on that review, our Chief Executive Officer makes recommendations to the Compensation Committee about the compensation of executive officers (other than himself). Our Chief Executive Officer does not participate in any deliberations or approvals by the Board or the Compensation Committee with respect to his own compensation.

Item 11.	Executive Compensation

Executive Officer Compensation

Our named executive officers for the years ended September 30, 2022 and 2021, which consist of our principal executive officer and principal financial officer and our two other most highly compensated executive officers, are: (i) Aaron Speech, Chief Executive Officer; (ii) Matthew Lourie, Chief Financial Officer; and (iii) Mark Thorne, Chief Marketing Officer.

Summary Compensation Table – 2022

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($) (1)	All other compensation ($)	Total ($)
Aaron Speach, Chief Executive Officer and President (3)	2022	307,437	–	2,056,000	6,236 (2)	2,369,673
	2021	175,151	–	400,000	28,500 (2)	603,651

Matthew Lourie, Interim Chief Financial Officer (4)	2022	11,636	–	94,500	18,723 (5)	124,859

Mark Thorne, Chief Marketing Officer (6)	2022	162,826	–	711,600	2,079	876,505

(1)	Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to the stock award granted to our named executive officers. Amounts reflect our accounting for these grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The assumptions used for the valuations are set forth in Note 5 – Stockholders’ Equity in the Notes included in the Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions.

(2)	Consists of travel stipend and healthcare stipend.

(3)	All amounts converted from Euro (€) to US Dollar ($) were converted at exchange rate of €1.00 to $0.9238, which was the approximate weighted average exchange rate for the applicable year.

(4)	Mr. Lourie joined the Company in September 2022.

(5)	Includes $18,273 in financial reporting consulting fees incurred by the Company from a firm owned by Mr. Lourie.

(6)	Mr. Thorne joined the Company in June 2021 and became Chief Marketing Officer in December 2021. Mr. Thorne was not a named executive officer for the fiscal year ended September 30, 2021.

Narrative to Summary Compensation Table

Aaron Speach, Chief Executive Officer and President

On November 5, 2021, we entered into an amended and restated employment agreement, effective October 1, 2021, with Aaron Speach pursuant to which Mr. Speach agreed to continue to serve as our Chief Executive Officer for an initial term of three years. The agreement provides for an initial annual base salary of $315,000, which may be increased to $350,000 retroactively as of the effective date provided the closing and consummation of the share purchase transaction by and between Company and Aspire Global plc occurs (which closing occurred on November 29, 2021). Pursuant to the agreement, Mr. Speach is eligible for an annual bonus of up to 75% of his base salary, as determined solely at the discretion of the Compensation Committee. Pursuant to the agreement, if Mr. Speach is required to be located outside of the United States for a period of 30 consecutive days or more, we will pay him a pro-rated monthly travel stipend of $3,500 for each month that he is so required to live outside of the United States. Pursuant to the agreement, Mr. Speach was eligible to receive the following potential performance stock grants: (i) 100,000 shares of Company common stock at such date as the Company reaches total gross revenues of $10,000,000 in any trailing 12 month period during the term of the employment agreement; and (ii) 100,000 shares of Company common stock at such date as the Company reaches total gross revenues of $20,000,000 in any trailing 12 month period during the term of the employment agreement. These goals were achieved in 2022. Contemporaneous with the execution of the agreement, Mr. Speach received a restricted stock unit award (the “RSU Grant”) for 100,000 shares of Company common stock. The RSU Grant vests in four equal annual installments, provided Mr. Speach is employed on each such vesting date. If Mr. Speach’s employment is terminated at our election without “cause” (as defined in the agreement), Mr. Speach shall be entitled to receive severance payments equal to 150% of the balance due of Mr. Speach’s base salary for the remainder of the initial term of three years.

Matthew Lourie, Interim Chief Financial Officer

On September 9, 2022, we entered into an employment agreement with Mr. Matthew Lourie pursuant to which Mr. Lourie agreed to serve as interim Chief Financial Officer of the Company commencing on such date. The agreement provides for a monthly salary of $16,000. Mr. Lourie may receive a cash bonus of $20,000 and a restricted stock unit grant for 20,000 shares of common stock upon a successful transition of services to a full time Chief Financial Officer, provided that the final determination on the amount of the bonus and grant, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. Pursuant to the agreement, Mr. Lourie will receive a restricted stock unit award for 45,000 shares of our common stock, which shall vest in six equal monthly installments, provided Mr. Lourie is employed on each such vesting date. We may terminate the agreement at any time during the term of the agreement on 30 days’ notice.

Mark Thorne, Chief Marketing Officer

On December 22, 2021, we entered into an employment agreement with Mr. Mark Thorne pursuant to which Mr. Thorne agreed to serve as Chief Marketing Officer. The agreement may be terminated by either party with four months’ notice, and provides for an annual base salary of €213,400. Pursuant to the agreement, Mr. Thorne is eligible for an annual bonus of up to 35% of his base salary, as determined solely at the discretion of the Compensation Committee. Mr. Thorne also received a restricted stock unit grant consisting of 40,000 shares that vest in equal annual installments over four years beginning December 22, 2021. The restricted stock awards will vest entirely in the event of a change of control of the Company.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers on September 30, 2022.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Aaron Speach (2)	–	–	–	–	–	100,000	122,000	–	–

Matthew Lourie (3)	57,250	–	–	0.25	10/01/2030	45,000	54,900	–	–

Mark Thorne (2)	–	–	–	–	–	62,500	76,250	–	–

(1)	The market values of the common stock reported in this table are calculated based on the closing market price of the common stock on Nasdaq on September 30, 2022, which was $1.22 per share.

(2)	The restricted stock units vest evenly on an annual basis over 4 years from the date of grant.

(3)	The restricted stock units vest monthly in equal installments over a six month period beginning October 2022

Director Compensation

The table below summarizes all compensation of our non-employee directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Total ($)
Michael Nicklas	$87,000	$87,000
Dennis Neilander	$84,500	$84,500
Christopher S. Downs	$89,500	$89,500

As of September 30, 2022, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. Nicklas – 100,000 shares; Mr. Neilander – 75,000 shares; Mr. Downs – 75,000 shares. None of our non-employee directors held stock awards other than options as of September 30, 2022.

On November 5, 2021, our Board of Directors, upon recommendation of the Compensation Committee, approved the following policy for compensating non-employee members of the Board. Each independent director shall receive annual cash compensation of $40,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive an annual compensation of $15,000, $10,000 and $5,000, respectively; the other members of such committees shall receive an annual compensation of $7,500, $5,000 and $2,500, respectively. In addition, we agreed to pay a one-time make-whole payment to the independent directors for services rendered since our initial public offering of $27,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of January 1, 2023, regarding beneficial ownership of our common stock by:

•	each of our directors;
•	each of our named executive officers;
•	all directors and executive officers as a group; and
•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options that are currently exercisable or exercisable within 60 days. Each director or officer, as the case may be, has furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Name and Address of Beneficial Owner (1)	Number of Shares (2)		Percent of Class(2)

Directors and Named Executive Officers
Aaron Speach	725,000 (3)		4.20%
Matthew Lourie	87,250 (4)		*
Mark Thorne	17,500 (5)		*
Michael Nicklas	100,000 (6)		*
Dennis Neilander	50,000 (7)		*
Christopher S. Downs	25,000 (8)		*
Directors and Executive Officers as a Group (6 persons)	1,004,750		5.82%

5% Stockholders
Black Chip Holdings 4495 W Hacienda Ave #12 Las Vegas, NV 89118	942,836	(9)	5.46%
EBJT Management LLC 5874 Lustrous Court Las Vegas, NV 89148	1,416,726	(10)	8.20%
Crossover LLC 720 S 7th Street Ste 300 Las Vegas, NV 89101	1,170,184	(11)	6.77%
Crimson Consulting & Trade LLC 8813 Cortile Drive Las Vegas, NV 89134	1,033,250	(12)	5.98%

* Indicates beneficial ownership of less than 1% of the outstanding common stock.

(1) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o EBET, Inc., 3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by him or her within 60 days from January 1, 2023 upon the exercise of options, warrants or other convertible securities. Percentage is based on 17,275,323 shares of common stock outstanding as of January 1, 2023.

(3) Consists of 500,000 shares held by Speachless Entertainment LLC and 200,000 shares held by Aaron Speach. Also includes 25,000 vested but unissued shares pursuant to a restricted stock unit award that will vest in four equal annual installments beginning on January 1, 2023. Does not include 75,000 remaining shares issuable to Mr. Speach pursuant to the award.

(4) Includes 57,250 shares underlying a ten-year option issued to Mr. Lourie in October 2020 to purchase 57,250 shares at an exercise price of $0.25 per share, and 30,000 vested but unissued shares pursuant to the restricted stock unit award granted to him in September 2022 that vest in six equal monthly installments beginning on October 1, 2022. Does not include 15,000 remaining shares issuable to Mr. Lourie pursuant to the restricted stock unit award.

(5) Includes 7,500 vested but unissued shares pursuant to the restricted stock unit award granted to him in June 2021 that vest in equal annual installments over 4 years, and 10,000 vested but unissued shares pursuant to the restricted stock unit award granted to him in December 2021 that vest in equal annual installments over 4 years. Does not include 52,500 remaining shares issuable to Mr. Thorne pursuant to those restricted stock unit awards.

(6) Includes 100,000 shares underlying a ten-year option issued to Mr. Nicklas in November 2020 to purchase 100,000 shares at an exercise price of $2.00 per share, which vests in two equal installments on each of the succeeding two anniversary dates of the option grant, provided Mr. Nicklas is serving as a director on each such vesting date.

(7) Includes 50,000 shares underlying a ten-year option issued to Mr. Neilander in January 2021 to purchase 75,000 shares at an exercise price of $2.00 per share, which vests in three equal installments on each of the succeeding three anniversary dates of the option grant, provided Mr. Neilander is serving as a director on each such vesting date.

(8) Includes 25,000 shares underlying a ten-year option issued to Mr. Downs in February 2021 to purchase 75,000 shares at an exercise price of $2.00 per share, which vests in three equal installments on each of the succeeding three anniversary dates of the option grant, provided Mr. Downs is serving as a director on each such vesting date.

(9) Gary Hosman has voting and dispositive power over the shares held by Black Chip Holdings.

(10) Keith Williams has voting and dispositive power over the shares held by EBJT Management LLC.

(11) Anthony Sgro has voting and dispositive power over the shares held by Crossover LLC.

(12) Jody Allgood has voting and dispositive power over the shares held by Crimson Consulting & Trade LLC.

.

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

We engage a firm owned by Matthew Lourie, our interim Chief Financial Officer, to provide financial reporting services. For the year ended September 30, 2022 and 2021, we incurred consulting fees of $18,273 and $122,950, respectively.

Policies and Procedures for Related Party Transactions

Our audit committee charter provides that our audit committee is responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In determining whether to approve a proposed transaction, our Audit Committee will consider all relevant facts and circumstances including: (i) the materiality and character of the related party’s direct or indirect interest; (ii) the commercial reasonableness of the terms; (iii) the benefit or perceived benefit, or lack thereof, to us; (iv) the opportunity cost of alternate transactions; and (v) the actual or apparent conflict of interest of the related party.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with our company.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Speach, are independent as defined under the Nasdaq Rules.

Item 14.	Principal Accounting Fees and Services

On November 21, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company dismissed PWR CPA, LLP (“PWR”) as its independent registered public accounting firm, effective as of such date.

The report of PWR on the Company’s financial statements as of September 30, 2020 and 2021 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern. During the Company’s two most recent fiscal years ended September 30, 2020 and 2021, and through November 21, 2022, the date of PWR’s dismissal, there were no: (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with PWR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PWR , would have caused PWR to make reference to the matter in its report on the financial statements for such year.

Aggregate fees for professional services rendered by PWR CPA, LLP and BF Borgers CPA, PC for their services for the fiscal years ended September 30, 2022 and 2021, respectively, were as follows:

	2022	2021
Audit Fees	$145,425	$37,000
Audit-related fees	–	21,000
Tax fees	5,009	3,000
All other fees	–	11,637
TOTAL	$150,434	$72,637

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years. The Audit Fees for 2022 includes $93,500 from BF Borgers CPA, PC and $51,925 from PWR CPA, LLP.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)       The following documents are filed or furnished as part of this Form 10-K:

1.	Financial Statements. The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Financial Statements on page 32.

2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Share Purchase Agreement, dated as of September 30, 2021 (incorporated by reference to the exhibit 2.1 of the Form 8-K filed October 1, 2021)

3.1	Articles of Incorporation of EBET, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form S-1 file no. 333-254068)

3.2	Amended and Restated Bylaws of EBET, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed May 5, 2022)

3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed January 3, 2023)

3.4	Articles of Merger (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed May 5, 2022)

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Company’s Form S-1/A file no. 333-254068)

4.2	Form of Warrant issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.3 to the Company’s Form S-1 file no. 333-254068)

4.3	Form of Convertible Note issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.4 to the Company’s Form S-1 file no. 333-254068)

4.4	Form of Promissory Note between EBET, Inc., Esports Product Technologies Malta Ltd. and Aspire Global Plc (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed December 1, 2021)

4.5	Form of Preferred Stock Investor Warrant (incorporated by reference to exhibit 4.2 to the Company’s Form 8-K filed December 1, 2021)

4.6	Form of Lender Warrant (incorporated by reference to exhibit 4.3 to the Company’s Form 8-K filed December 1, 2021)

4.7	Description of Securities of EBET, Inc.

4.8	Form of June 2022 Investor Warrant (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed June 8, 2022)

10.1 **	2020 Stock Plan of EBET, Inc., as amended, and forms of award agreements thereunder (incorporated by reference to exhibit 99.1 to the Company’s Form S-8 file no. 333-266678)

10.2	Domain Purchase Agreement between ESEG Limited and Dover Hill LLC (incorporated by reference to exhibit 10.7 to the Company’s Form S-1 file no. 333-254068)

10.3	Domain Purchase Agreement between ESEG Limited and Esports Group LLC (incorporated by reference to exhibit 10.8 to the Company’s Form S-1 file no. 333-254068)

10.4	Domain Purchase Agreement between ESEG Limited and YSW Holdings, Inc. (incorporated by reference to exhibit 10.9 to the Company’s Form S-1 file no. 333-254068)

10.5 **	Form of Independent Director Agreement (incorporated by reference to exhibit 10.10 to the Company’s Form S-1 file no. 333-254068)

10.6 +	Software License Agreement between Galaxy Group Ltd. and ESEG Limited Dated September 28, 2020 (incorporated by reference to exhibit 10.11 to the Company’s Form S-1 file no. 333-254068)

10.7 +	White Label Agreement by and between Splash Technology Limited, and EBET, Inc. dated February 5, 2021 (incorporated by reference to exhibit 10.12 to the Company’s Form S-1 file no. 333-254068)

10.8	License Agreement between EBET, Inc. and Colossus (IOM) Limited dated May 6, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 12, 2021)

10.9 **	First Amended and Restated Employment Agreement between EBET, Inc. and Aaron Speach dated November 5, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021)

10.10 ** +	First Amended and Restated Statement of Employment Terms between EBET, Inc. and Bart Barden dated November 5, 2021 (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed November 9, 2021)

10.11 **	Non-Employee Director Compensation Policy (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed November 9, 2021)

10.12	Form of Preferred Stock Subscription Agreement (incorporated by reference to the Exhibit 10.1 of the Form 8-K filed October 1, 2021)

10.13 +	Credit Agreement dated November 29, 2021 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to the Exhibit 10.2 of the Form 8-K filed December 1, 2021)

10.14 ***	First Amended and Restated Employment Agreement between EBET, Inc. and James Purcell dated December 22, 2021

10.15	Form of June 2022 Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed June 8, 2022)

10.16	Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed June 8, 2022)

10.17	Amendment to Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed June 17, 2022)

10.18	Employment Agreement between EBET, Inc. and Matthew Lourie (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 9, 2022)

10.19	Separation of Employment letter between EBET, Inc. and James Purcell (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed September 9, 2022)

10.20	Employment Agreement between EBET, Inc. and Mark Thorne

21	List of Subsidiaries (incorporated by reference to exhibit 21 to the Company’s Form 10-K filed December 23, 2021)

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EBET, INC.

By:	/s/ Aaron Speach
Aaron Speach,
Chief Executive Officer and Chairman

Date: January 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Speach	Chief Executive Officer and Chairman	January 27, 2023
Aaron Speech	(Principal Executive Officer)

/s/ Matthew Lourie	Chief Financial Officer	January 27, 2023
Matthew Lourie	(Principal Financial and Accounting Officer)

/s/ Michael Nicklas	Director	January 27, 2023
Michael Nicklas

/s/ Dennis Neilander	Director	January 27, 2023
Dennis Neilander

/s/ Christopher S. Downs	Director	January 27, 2023
Christopher S. Downs

