Form 10-Q
period 2022-12-31
EBET, Inc.
filed 2023-02-10
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

The registrant had 25,119,425 shares of common stock outstanding on February 8, 2023.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ability to successfully integrate our asset acquisitions;

•	our ability to introduce new enhancements to our website on the timeline we have indicated;

•	our ability to obtain additional funding to develop additional services and offerings and to service our debt obligations;

•	our ability to achieve and maintain compliance with the covenants in our debt obligations or to obtain additional waivers until we are able to do so;

•	compliance with obligations under intellectual property licenses with third parties;

•	market acceptance of our new offerings;

•	competition from existing online offerings or new offerings that may emerge;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

2

EBET, Inc.

FORM 10-Q

For the Quarter Ended December 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EBET, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2022	2022

ASSETS
Current assets:
Cash	$5,825,984	$5,486,210
Accounts receivable, net	2,031,974	1,647,345
Prepaid expenses and other current assets	1,425,946	1,772,332
Derivative asset	–	1,116,153
Right of use asset, operating lease, current portion	105,226	129,975

Total current assets	9,389,130	10,152,015

Long term assets:
Fixed assets, net	580,920	546,408
Intangible assets, net	28,441,265	27,545,329
Goodwill	33,544,570	30,657,460

Total assets	$71,955,885	$68,901,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,447,349	$13,384,906
Current lease liabilities	105,226	129,974
Borrowings, current portion	22,552,618	21,202,585
Liabilities to users	1,140,748	1,272,308
Total current liabilities	38,245,941	35,989,773

Long-Term Liabilities
Borrowings, net of current portion	12,342,918	11,145,863

Total liabilities	50,588,859	47,135,636

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 37,700 issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	38	38
Common stock; $0.001 par value, 100,000,000 shares authorized 17,275,323 and 16,654,573 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	17,275	16,654
Additional paid-in capital	94,281,210	91,941,757
Accumulated other comprehensive deficit	(1,009,019)	(7,365,129)
Accumulated deficit	(71,922,478)	(62,827,744)
Total stockholders’ equity	21,367,026	21,765,576

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,955,885	$68,901,212

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021

Revenue	$14,407,964	$7,139,927
Cost of revenue	(8,518,622)	(4,609,087)

Gross profit	5,889,342	2,530,840

Operating expenses:
Sales and marketing expenses	4,367,395	3,974,784
Product and technology expenses	294,073	1,015,248
Acquisition costs	–	2,238,957
General and administrative expenses	3,382,793	3,144,420
Total operating expenses	8,044,261	10,373,409

Loss from operations	(2,154,919)	(7,842,569)

Other expenses:
Interest expense	(3,031,348)	(976,418)
Loss on derivative	(142,187)	(6,052)
Foreign currency loss	(2,229,311)	(55,999)
Total other expense	(5,402,846)	(1,038,469)

Loss before provision for income taxes	(7,557,765)	(8,881,038)
Provision for income taxes	–	–

Net loss	(7,557,765)	(8,881,038)

Preferred stock dividends	(1,536,969)	(483,817)
Net loss attributable to common shareholders	(9,094,734)	(9,364,855)

Other comprehensive income:
Foreign currency translation income (loss)	6,356,110	187,428
Total other comprehensive income (loss)	6,356,110	187,428

Comprehensive loss	$(2,738,624)	$(9,177,427)

Net loss per common share – basic and diluted	$(0.53)	$(0.68)

Weighted average common shares outstanding – basic and diluted	17,108,464	13,698,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other
	Number of		Number of		paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	Income (Loss)	deficit	Total

Balance at September 30, 2021	–	$–	13,315,414	$13,315	$26,834,354	$53,911	$(16,649,550)	$10,252,030
Shares and warrants issued for cash, net	37,700	38	–	–	36,599,962	–	–	36,600,000
Shares issued to Aspire Global plc	–	–	186,838	187	13,326,565	–	–	13,326,752
Cashless exercise of warrants	–	–	244,346	244	(244)	–	–	–
Shares issued for conversion of debt	–	–	423,141	423	112,077	–	–	112,500
Exercise of stock options for cash	–	–	2,000	2	5,998	–	–	6,000
Stock-based compensation	–	–	20,000	20	1,435,296	–	–	1,435,316
Preferred share dividends	–	–	–	–	483,817	–	(483,817)	–
Net loss	–	–	–	–	–	–	(8,881,038)	(8,881,038)
Comprehensive income	–	–	–	–	–	187,428	–	187,428
Balance at December 31, 2021	37,700	$38	14,191,739	$14,191	$77,797,825	$241,339	$(26,041,405)	$52,038,988

Balance at September 30, 2022	37,700	$38	16,654,573	$16,654	$91,941,757	$(7,365,129)	$(62,827,744)	$21,765,576
Stock-based compensation	–	–	20,750	21	503,084	–	–	503,105
Shares issued for conversion of debt	–	–	600,000	600	299,400	–	–	300,000
Preferred share dividends	–	–	–	–	1,536,969	–	(1,536,969)	–
Net loss	–	–	–	–	–	–	(7,557,765)	(7,557,765)
Comprehensive income	–	–	–	–	–	6,356,110	–	6,356,110
Balance at December 31, 2022	37,700	$38	17,275,323	$17,275	$94,281,210	$(1,009,019)	$(71,922,478)	$21,367,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 and 2021

(Unaudited)

	For the Three Months Ended December 31,
	2022	2021

Cash flow from operating activities:
Net loss	$(7,557,765)	$(8,881,038)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, issuance costs	1,277,016	528,212
Amortization of right of use assets	35,752	–
Depreciation and amortization expense	1,647,817	223,686
Stock-based compensation	503,105	1,435,316
Derivative loss	142,187	–
Foreign exchange loss	2,229,311	193,480
Changes in operating assets and liabilities:
Accounts receivable	(223,384)	(2,573,033)
Prepaid expenses and other	468,720	(1,404,898)
Accounts payable and accrued liabilities	(67,499)	5,950,695
Current lease liabilities	(35,752)	–
Liabilities to users	(240,410)	1,506,930
Net cash used in operating activities	(1,820,902)	(3,020,650)

Cash flow from investing activities:
Purchase of fixed assets	(8,204)	(392,564)
Cash paid for business combinations	–	(56,628,941)
Net cash used by investing activities	(8,204)	(57,021,505)

Cash flow from financing activities:
Proceeds from settlement of derivative instruments	973,965	–
Proceeds from debt issuance, net of issuance costs	–	27,130,837
Proceeds from equity issuance, net of issuance costs	–	35,606,000
Net cash provided by financing activities	973,965	62,736,837

Effect of foreign exchange rates on cash	1,194,915	–

NET CHANGE IN CASH	339,774	2,694,682
CASH AT BEGINNING OF PERIOD	5,486,210	9,064,859
CASH AT END OF PERIOD	$5,825,984	$11,759,541

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,093,515	$373,333

Non-cash transactions
Preferred shares issued for dividends	$–	$483,817
Stock warrants issued in connection with Senior Notes	$–	$7,661,382
Stock issued for conversion of notes payable	$300,000	$112,500

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying unaudited financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended December 31, 2022, are not necessarily indicative of the final results that may be expected for the year ended September 30, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2022 included in our Form 10-K filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Accounts Receivable

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. Accounts receivable consists primarily of amounts due from our platform provider. The receivable balance as of September 30, 2022 owed to the Company represents the net amount owed to the Company by Aspire related to the strategic agreement for the Company’s i-gaming platform and is stated at historical cost less any allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of December 31, 2022 and September 30, 2022.

Intangible Assets

The Company’s intangible assets consist primarily of customer relationships, trademarks and internet domain names. Certain intangible assets have a defined useful life and others are classified as indefinite-lived intangible assets. Other intangible assets with a defined useful life are amortized over their estimated useful economic lives on a straight-line basis. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

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

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Operating Leases:
Operating lease right-of-use assets	$105,226	$129,975
Right of use liability operating lease current portion	105,226	129,974
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$105,226	$129,974

The following table provides the maturities of lease liabilities at December 31, 2022:

Operating
Leases
2023 (9 months remaining)	$108,146
2023	–
2024	–
2025	–
2026 and thereafter	–
Total future undiscounted lease payments	108,146
Less: Interest	(2,920)
Present value of lease liabilities	$105,226

Operating lease expense was $53,057 and $31,877 during the three months ended December 31, 2022 and 2021, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

No single customer accounted for more than 10% of revenue for the three months ended December 31, 2022 or 2021. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with amounts paid to affiliates, advertising and related software, strategic league and team partnerships and costs related to free to play contests, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Variable commission fees are paid to sales affiliates based on a percentage of revenue generated from the affiliate. The commissions rebated to affiliates are recorded as a component of marketing expense. Advertising costs are expensed as incurred. Advertising costs incurred was $3,737,017 and $2,721,899 for the three months ended December 31, 2022 and 2021, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of December 31, 2022 and September 30, 2022 based on the three-tier fair value hierarchy:

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$5,825,984	$–	$–
Total assets	5,825,984	–	–

Liabilities
Senior Notes, net of discount	–	21,245,727	–
Note due to Aspire	–	11,821,315	–
Convertible notes payable, net of discount	–	1,306,891	–
Other notes payable, net of discount	–	521,603	–
Total liabilities	$–	$34,895,536	$–

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$5,486,210	$–	$–
Derivative asset	–	1,116,153	–
Total assets	5,486,210	1,116,153	–

Liabilities
Senior Notes, net of discount	–	19,595,694	–
Note due to Aspire	–	10,636,343	–
Convertible notes payable, net of discount	–	1,606,891	–
Other notes payable, net of discount	–	509,520	–
Total liabilities	$–	$32,348,448	$–

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

The Company entered into foreign exchange forward contracts to mitigate the change in fair value of specific liabilities and cash flows on the Consolidated Balance Sheets that were denominated in Euros related to the acquisition of the Aspire B2C business in November 2021. These undesignated hedging instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other income (expense), net. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The total notional amount of outstanding undesignated derivative instruments was $16,050,000 as of September 30, 2022. The Company recognized a gain on derivative instruments of $1,239,510 during the year ended September 30, 2022. During the three months ended December 31, 2022, the Company settled all of its foreign exchange forward contracts, receiving cash proceeds of $973,965 and recognized a loss of $142,187.

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

Unaudited Proforma Information

The following schedule contains pro-forma consolidated results of operations for the three months ended December 31, 2022 and 2021 as if the Aspire B2C acquisition occurred on October 1, 2020. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2020, or of results that may occur in the future.

	Three Months ended
	December 31, 2022	December 31, 2021
Revenue	$14,407,964	$17,171,465
Operating loss	(2,154,919)	(7,687,697)
Net loss	(7,557,765)	(10,152,728)
Net loss attributable to common shareholders	(9,094,734)	(11,604,179)
Loss per common share - basic and diluted	$(0.53)	$(0.85)

The most significant proforma adjustments relate to annual interest on the Senior Notes and Note to Aspire issued in connection with the acquisition, amortization expense of the estimated intangible assets recognized as part of the purchase price allocation, and the preferred dividends incurred in connection with the financing of the acquisition.

NOTE 4 – BORROWINGS

The following is a summary of borrowings outstanding as at December 31, 2022 and September 30, 2022:

			December 31, 2022
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior notes	15%	USD	30,943,546	30,943,546	(7,542,918)	–	(2,154,901)	21,245,727
Note due to Aspire	10%	EUR	10,000,000	10,666,000	–	1,155,315	–	11,821,315
Convertible notes	10%	USD	1,306,891	1,306,891	–	–	–	1,306,891
Other	0%	USD	675,000	675,000	(153,397)	–	–	521,603
Total borrowings				43,591,437	(7,696,315)	1,155,315	(2,154,901)	34,895,536

Current								22,552,618
Long-term								12,342,918
Total borrowings								34,895,536

			September 30, 2022
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior notes	15%	USD	30,558,446	30,558,446	(8,526,776)	–	(2,435,976)	19,595,694
Note due to Aspire	10%	EUR	10,000,000	9,748,000	–	888,343	–	10,636,343
Convertible notes	10%	USD	1,606,891	1,606,891	–	–	–	1,606,891
Other	0%	USD	675,000	675,000	(165,480)	–	–	509,520
Total borrowings				42,588,337	(8,692,256)	888,343	(2,435,976)	32,348,448

Current								21,202,585
Long-term								11,145,863
Total borrowings								32,348,448

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

The Senior Note may be prepaid by the Company at any time. In addition, the Credit Agreement provides that in the event there shall be excess cash flow from the Aspire Business (as such concept is defined in the Credit Agreement) for any calendar month, commencing with the month ended December 31, 2022, the Company shall apply a portion of such excess cash flow amount to prepay the outstanding principal balance of the Loan; provided that no such prepayment shall be required once the unpaid principal balance of the Loan has been reduced to $15,000,000.

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

As of March 31, 2022, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver is contingent on the completion of an equity raise of $3.5 million, which was completed in June 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company agreed to amend the Senior Notes such that $5 million of principal loan balance becomes convertible at $3.58 per share commencing after the Company raises the $5,000,000 of common equity (including the foregoing $3.5 million).

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

On January 9, 2023, the Lender provided the Company with a limited waiver of these covenants until January 31, 2023 and required a principal payment of $3,000,000 which was made on January 10, 2023. This waiver and principal payment reduced the minimum balance in the account to $1,500,000. On January 31, 2023, the Lender provided the Company with a limited waiver of these covenants until February 17, 2023. On February 1, 2023, the Lender provided the Company with a further limited waiver of these covenants until April 28, 2023. The Company does not expect to satisfy certain of these covenants prior to April 28, 2023 and is currently in discussions with the Lender on modifying the financial covenants, although there is no assurance that the Company will be successful in making such modifications to the Senior Note.

During the three months ended December 31, 2022 and 2021, the Company recognized interest expense of $1,264,933 and $207,389, respectively, from the amortization debt discount and debt issuance costs related to the Senior Note.

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

Convertible Notes and other

On September 1, 2020, ESEG entered into three promissory notes, with a combined principal amount of $2,100,000. The notes bore interest at the rate of 10% per annum and matured on March 1, 2022 and are now convertible at the noteholder’s option. The Company also agreed to pay two of the lenders a total of $675,000 on September 1, 2025, bearing no interest. The Company issued each of the lenders a conversion option at a fixed price of $0.50 per share and issued 2,015,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.30 per share, each with a term of five years. The convertible notes bear interest at 10% per annum and matured on March 1, 2022. The holder may convert the note into shares of common stock at any time throughout the maturity date, to the extent and provided that no holder of the notes was or will be permitted to convert such notes so long as it or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the twelve months ended September 30, 2021, a total of $187,500 of principal was converted into 375,000 shares of common stock. During the year ended September 30, 2022, a total of $305,609 of principal and $106,891 of accrued interest was converted into 825,000 shares of common stock. During the three months ended December 31, 2022, a total of $300,000 of principal was converted into 600,000 shares of common stock.

During the three months ended December 31, 2022 and 2021, the Company recorded a charge of $12,083 and $320,823, respectively, in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Shares issued in the current year

During the three months ended December 31, 2022, the Company issued 600,000 shares pursuant to a conversion of principal of $300,000 on its convertible notes.

During the three months ended December 31, 2022, the Company issued 20,750 shares related to vesting of restricted stock units by employees.

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

The Preferred Stockholders are entitled to receive dividends, at a rate of 14.0% per annum, which shall be payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance date. With limited exceptions, the Preferred Stockholders will have no voting rights. The dividends can be paid in either cash or in the issuance of additional preferred shares. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company available to shareholders, an amount equal to the greater of: (i) the purchase price for each share of Preferred Stock then held, or (ii) the amount the holders would have received had the holders fully converted the Preferred Stock to Company common stock, in each case, before any distribution or payment shall be made to the holders of the Company’s common stock. The Preferred Stock is convertible into Company common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, on April 28, 2023, July 31, 2023, and October 31, 2023 (each an “Adjustment Date”), the Conversion Price was to be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. Notwithstanding the foregoing, the adjusted Conversion Price may not be less than $0.71, unless the terms of the new adjustment dates are approved by our shareholders, as required pursuant to applicable rules and regulations of NASDAQ.

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

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to preference shareholders, its lender and convertible notes issued during the three months ended December 31, 2022. The following table summarizes warrant activity during the three months ended December 31, 2022:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2022	6,033,365	$9.14	4.01
Granted	–	–	–
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2022	6,033,365	$9.14	3.75
Exercisable at December 31, 2022	6,033,365	$9.14	3.75

At December 31, 2022, the outstanding and exercisable common stock warrants had an estimated intrinsic value of $491,100.

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

The number of shares of the common stock that may be issued under the 2020 Plan is 5,000,000. As of December 31, 2022, the Company had awarded a total of 2,734,769 share awards under the 2020 Plan, with 2,265,231 remaining under the 2020 Plan.

Common Stock Awards

The Company has historically awarded restricted units that convert into common stock to various employees, consultants and officers under the 2020 Plan that will vest annually over a period of one to four years from the date of issuance. At December 31, 2022, the Company had 440,875 restricted stock units outstanding. During the three months ended December 31, 2022, 20,750 restricted stock units were converted into shares of common stock.

During the three months ended December 31, 2022 and 2021, the Company recognized a total of $372,790 of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $5,105,836 upon vesting of all awards.

Options

The following table summarizes option activity during the three months ended December 31, 2022:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2022	1,977,000	$2.25	7.33
Granted	–	–	–
Cancelled	(172,250)	6.04	5.75
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2022	1,804,750	$1.88	7.22
Exercisable at December 31, 2022	844,375	$1.15	7.16

During the three months ended December 31, 2022, the Company recognized stock-based compensation expense of $130,315 related to common stock options awarded. The exercisable common stock options had an intrinsic value as of December 31, 2022, of $234,555. The Company expects to recognize an additional $3,722,085 of compensation cost related to stock options expected to vest.

NOTE 6 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Software	$323,902	$391,851
Furniture and fixtures	513,923	368,432
Total fixed assets	837,825	760,283
Accumulated depreciation	(256,905)	(213,875)
Fixed assets, net	$580,920	$546,408

Depreciation expense was $24,639 and $18,489 for the three months ended December 31, 2022 and 2021 respectively.

Intangible Assets – Aspire b2C Acquisition

As disclosed in Note 3, the Company acquired intangible assets as part of the Aspire B2C Business acquisition. The acquired intangibles consisted of the following as of December 31, 2022 and September 30, 2022:

	December 31 2022	September 30, 2022
Trademarks and tradenames, indefinite lives	$15,572,360	$14,232,080
Trademarks and tradenames, three year lives	4,991,688	4,562,064
Customer relationships	15,220,382	13,910,396
Total acquired intangibles	35,784,430	32,704,540
Accumulated amortization	(7,352,726)	(5,169,148)
Acquired intangible assets, net	$28,431,704	$27,535,392

The Karamba trademarks and tradenames represent approximately 75% of the total of the acquired intangibles and have an indefinite useful life. The remaining trademarks and tradenames and customer relationships are amortized over an estimated useful life of three years. Amortization expense on the Aspire intangible assets was $1,623,448 and $0, respectively, for the three months ended December 31, 2022 and 2021. Amortization for the year ended September 30, 2023, 2024 and 2025 is expected to be approximately $5,034,352, $6,712,469 and $1,118,745, respectively.

Intangible Assets - Cryptocurrencies

The following table presents the activities of the Company’s cryptocurrency holdings for the three months ended December 31, 2022:

Cryptocurrency at September 30, 2022	$4,993
Additions of cryptocurrency	300
Payments of cryptocurrency	–
Loss on cryptocurrency	(333)
Cryptocurrency at December 31, 2022	$4,960

Additions of cryptocurrency during the three months ended December 31, 2022 represent net deposits from players, and payments of cryptocurrency represent payments of accounts payable and accrued expenses. Use of cryptocurrency to settle receivables and payables during the period are reflected as a component of changes in operating assets and liabilities in the consolidated statement of cash flows.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

	Three Months Ended
	December 31, 2022	December 31, 2021
Numerator:
Net income (loss)	$(7,548,137)	$(8,881,038)
Preferred stock dividends	(1,536,969)	(483,817)
Net income (loss) attributable to common stockholders	$(9,085,106)	$(9,364,855)

Denominator:
Basic and diluted weighted average common shares	17,108,464	13,698,954
Basic and diluted net income (loss) per common share	$(0.53)	$(0.68)

NOTE 9 – TRANSACTION WITH RELATED PARTIES

The Company engaged a firm owned by Matthew Lourie, the Company’s Chief Financial Officer to provide financial reporting services. For the three months ended December 31, 2022 and 2021, the Company incurred consulting fees of $22,063 and $14,448, respectively.

NOTE 10 –SUBSEQUENT EVENTS

On February 2, 2023 the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with several institutional and accredited investors to issue, in an offering (the “February Offering”): (i) 6,372,530 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase up to an aggregate of 6,372,530 shares of Common Stock (the “Warrants”). The combined purchase price of one share of Common Stock and accompanying Warrant is $1.02. The gross proceeds to the Company from the offering are expected to be approximately $6.5 million, before deducting fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds for general corporate purposes.

Subject to certain ownership limitations, the Warrants are exercisable commencing six months after issuance. Each Warrant is exercisable into one share of Common Stock at a price per share of $1.02 (as adjusted from time to time in accordance with the terms thereof) and will expire five and one-half years from the issuance date. The closing of the sales of these securities under the Purchase Agreements was on February 6, 2023.

On February 2, 2022, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with WestPark Capital, Inc. (the “WestPark”), pursuant to which the Company has agreed to pay WestPark an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the transaction. In addition, the Company agreed to pay to WestPark on the Closing Date a cash fee equal to 1.0% of gross proceeds received by the Company from the sale of the securities in the transaction for non-accountable expenses. The Company will also pay WestPark up to $50,000 of fees and other expenses.

In connection with the offering described above, the exercise price of a total of 2,019,672 warrants issued in connection with the Company’s Series A Convertible Preferred Stock and a total of 977,659 warrants issued in connection with the June 2022 Private Placement were adjusted to $1.02 per share. No adjustments will be made to the number of shares underlying the Warrants. Additionally, the exercise price of the Lender Warrant issued in connection with the Senior notes was reset to $16.95 and the number of shares underlying the Lender Warrant became 2,312,449, and $5,000,000 of the principal balance of the Senior Note became convertible at $3.58 per share.

Subsequent to December 31, 2022, the Company issued 6,250 shares of common stock pursuant to restricted stock unit exercises. Additionally, on February 6, 2023 two holders of the convertible notes converted a total of $625,000 in principal and $107,661 of accrued interest into 1,465,322 shares of common stock.

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

Results of Operations for the Three Months Ended December 31, 2022, compared to the Three Months Ended December 31, 2021

 Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended December 30,
	2022		2021
	$	%	$	%

Revenue	$14,407,964	100%	$7,139,927	100%
Cost of revenue	(8,518,622)	-59%	(4,609,087)	-65%

Gross profit	5,889,342	41%	2,530,840	35%

Operating expenses:
Sales and marketing expenses	4,367,395	30%	3,974,784	56%
Product and technology expenses	294,073	2%	1,015,248	14%
Acquisition costs	–	0%	2,238,957	31%
General and administrative expenses	3,382,793	23%	3,144,420	44%
Total operating expenses	8,044,261	56%	10,373,409	145%

Income (loss) from operations	(2,154,919)	-15%	(7,842,569)	-110%

Other expenses:
Interest expense	(3,031,348)	-21%	(976,418)	-14%
Loss on derivative instruments	(142,187)	-1%	–	0%
Foreign currency loss and other	(2,229,311)	-15%	(62,051)	-1%
Total other expense	(5,402,846)	-37%	(1,038,469)	-15%

Income (loss) before provision for income taxes	(7,557,765)	-52%	(8,881,038)	-124%
Provision for income taxes	–	0%	–	0%

Net loss	$(7,557,765)	-52%	$(8,881,038)	-124%

Revenue

For the three months ended December 31, 2022, we generated $14,407,964 in revenue compared to $7,139,927 in revenue during the three months ended December 31, 2021. The increase in revenue in the three months ended December 31, 2022, when compared with the same period in the prior year, was driven by the full quarter of operations from the acquisition of the Aspire B2C business in November 2021 which continues to generate significant revenue in the UK, Germany, Denmark, Ireland, Austria and other regulated markets, and accounted for all of the increase in revenue for the three months ended December 31, 2022, as compared to the year ended December 31, 2021. As a result of the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts will be curtailed, which may adversely impact revenue growth in the short to medium term.

Cost of Revenue

During the three months ended December 31, 2022, cost of sales was $8,518,622 as compared with $4,609,087 in the same period in the prior year. The increase in cost of sales is due entirely to a full quarter of operations from the acquisition of the Aspire B2C business in November 2021 and is consistent with the increase in revenue and consists of third-party costs associated with the betting software platform and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $4,367,395 for the three months ended December 31, 2022 compared to $3,974,784 for the three months ended December 31, 2021, an increase of $392,611. The increase in sales and marketing expense is primarily driven by two additional months of operations from the acquisition of the Aspire B2C business. Sales and marketing expenses also included $225,564 and $877,759 of stock-based compensation costs to employees and consultants for the three months ended December 31, 2022 and 2021, respectively, payroll costs of $373,094 and $461,893, respectively, for the three months ended December 31, 2022 and 2021, respectively. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $294,073 for the three months ended December 31, 2022 compared to $1,015,248 for the three months ended December 31, 2021, a decrease of $721,175. The decrease is due to decreased spending related to development of the esports operations that were abandoned in the fourth quarter of fiscal 2022. Product and technology expenses for the three months ended December 31, 2022, included payroll-related costs of $166,932, stock-based compensation of $43,571 and other development costs of $83,570 consisting primarily of consulting and other development costs. Product and technology expenses for the three months ended December 31, 2021, included payroll-related costs of $568,159, stock-based compensation of $328,951 and other development costs of $118,138 consisting primarily of consulting and other development costs.

Acquisition Costs

Acquisition costs were $0 for the three months ended December 31, 2022, as compared to $2,238,957 for the three months ended December 31, 2021. Acquisition costs in the comparable period included a non-cash hedging loss of $1,570,000 from executing a forward contract on the purchase price of the acquisition of the Aspire B2C business to hedge exposure to fluctuations in the Euro. Acquisition costs also included various legal and consultant fees associated with completing the acquisition.

General and Administrative Expense

General and administrative expense was $3,382,793 for the three months ended December 31, 2022, as compared to $3,144,420 for the same period in the prior year. General and administrative expense for the three months ended December 31, 2022 included amortization of intangible assets of $1,623,448, payroll-related costs of $523,633, stock-based compensation cost of $225,564, and professional fees of $150,736 including legal, accounting, investor relations and other professional fees, depreciation and amortization of intangible assets. General and administrative expense for the three months ended December 31, 2021 included payroll-related costs of $461,894, stock-based compensation cost of $877,759 (of which $573,750 was to outside consultants) and professional fees of $799,160. The increase in payroll is due to a full quarter of Aspire B2C business related payroll costs.

Interest and Other Expenses

During the three months ended December 31, 2022 and 2021, we recognized interest expense of $3,031,348 and $976,418, respectively, which included amortization of debt discounts and deferred finance costs of $1,277,016 and $528,212 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous year. During the three months ended December 31, 2022 we also incurred a foreign currency loss of $2,229,311 due to fluctuations in the Euro compared to the US dollar.

Net Income/Loss

Net loss for the three months ended December 31, 2022, was $7,548,137 compared to a net loss of $8,881,038 for the same period in the prior year. The decrease in net loss was primarily due to the increased revenue and gross profit from a full quarter of operations with the Aspire B2C business in the current period, and decreased operating expenses from the lack of acquisition costs in the current period, partially offset by the increase in interest expense as described above.

Liquidity and Capital Resources

On December 31, 2022, we had cash and cash equivalents of $5,825,984, and had a working capital deficit of $28,856,810. We have historically funded our operations from proceeds from debt and equity sales, and funds received from customers. Our forecasts for fiscal year 2023 indicate that we will need near term additional funding in order to have sufficient financial resources to satisfy our outstanding debts and to continue to settle our debts as they fall due. On February 6, 2023, we sold 6,372,530 shares of common stock and an equal number of warrants for gross proceeds of approximately $6,500,000. We do not have any commitments for additional funding and there is no assurance that we will be able to raise additional financing on favorable terms, if at all.

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

On September 30, 2021, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”). Pursuant to the Subscription Agreements, the Investors agreed to subscribe for and purchase, and we agreed to issue and sell to such Investors, simultaneous with the closing of the Acquisition Agreement, shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000.00 per share (the “Private Placement”). For each share of Preferred Stock issued, we issued the Investor a warrant to purchase 150% of the shares of common stock underlying the Preferred Stock (the “Warrants”). The aggregate Private Placement, which was completed on the closing date of the Acquisition Agreement was $37,700,000.

On November 29, 2021, we entered a credit agreement (the “Credit Agreement”) with CP BF Lending, LLC (“Lender”), pursuant to which the Lender agreed to make a single loan to us of $30.0 million (the “Senior Note”). The Senior Note bears interest on the unpaid principal amount at a rate per annum equal to 15.0% as follows: (1) cash interest on the unpaid principal amount of the Senior Note at a rate equal to 14.0% per annum, plus (2) payable-in-kind interest (“PIK Interest”) on the unpaid principal amount of the Senior Note at a rate equal to 1.0% per annum. We paid to Lender on the closing date a non-refundable origination fee in an amount equal to $750,000. To date, we have entered into multiple waiver agreements with the Lender to maintain compliance with certain financial and other covenants pursuant to the Credit Agreement. On January 10, 2023, the Company repaid $3,000,000 on the Senior Notes pursuant to the most recent waiver agreement with the Lender, which in turn reduced the minimum cash balance requirement under the Senior Notes to $1,500,000. On January 31, 2023, the Lender provided the Company with a limited waiver of these covenants until February 17, 2023. On February 1, 2023, the Lender provided the Company with a further limited waiver of these covenants until April 28, 2023. The Company does not expect to satisfy certain of these covenants prior to April 28, 2023 and is currently in discussions with the Lender on modifying the financial covenants, although there is no assurance that the Company will be successful in making such modifications to the Senior Note.

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

As of December 31, 2022, we have incurred an accumulated deficit of $71,922,478 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $1,820,902 for the three months ended December 31, 2022, as compared to cash used in operating activities of $3,020,650 for the same period in the prior year. Net cash used in operating activities during the three months ended December 31, 2022, included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services. Net cash used in operating activities for the three months ended December 31, 2021, and were primarily impacted by the increase in Accounts Receivable due to the growth in our business, which was collected in January 2022. Cash flow from operations were also included payments made for, professional fees to our consultants, attorneys and accountants required to complete the Acquisition.

Cash used in investing activities

Net cash used in investing activities was $8,204 during the three months ended December 31, 2022 related to the purchase of fixed assets. Net cash used in investing activities was $57,021,505 for the three months ended December 31, 2021 and was related to the completion of the Acquisition. Also contributing to the cash used in investing activities in the comparable period were purchase of fixed assets of $492,564 due primarily to opening of our office in Malta and purchase of software assets to support the new wagering platform.

Cash used provided by financing activities

Net cash provided by financing activities was $973,965 for the three months ended December 31, 2022 due to the settlement of derivative instruments. Net cash provided by financing activities was $62,736,837 for the three months ended December 31, 2021 and was related to the issuance of Preferred Shares and Senior Notes of $35,606,000 and $27,130,837, respectively. Offsetting these amounts were the direct issuance costs.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

In light of the material weakness described above, we continue to perform additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There were no changes to our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s most recent annual report on Form 10-K on file with the SEC. Except as set forth below, there have been no material changes to the risk factors disclosed in such annual report.

Future sales of shares by our preferred stockholders could cause our stock price to decline.

On November 29, 2021, in connection with the Acquisition, we issued an aggregate of 37,700 shares of Preferred Stock for a purchase price of $1,000.00 per share, for aggregate gross proceeds of $37,700,000 (the “Private Placement”). The Preferred Stock is convertible into common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, on April 28, 2023, July 31, 2023 and October 31, 2023 (each, an “Adjustment Date”), the Conversion Price shall be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. Notwithstanding the foregoing, the adjusted Conversion Price may not be less than $0.71, unless the terms of the new adjustment dates are approved by our shareholders, as required pursuant to applicable rules and regulations of NASDAQ. We agreed to submit for a vote the approval the terms of the new adjustment dates at our next meeting of shareholders and use our reasonable best efforts to solicit our shareholders’ approval of such vote. The trading price of our common stock could be adversely impacted if these preferred stockholders sell, or if the market believes such holders may sell, substantial amounts of our common stock in the public market.

We are party to a Credit Agreement which contains restrictive covenants, and if we are unable to comply with these covenants then upon notice of an event of default and/or event of material adverse effect to lender, the lender could declare a default of the Credit Agreement wherein we would be required to immediately repay the amounts due under the Credit Agreement.

On November 29, 2021, we entered into a Credit Agreement with CP BF Lending, LLC (“Lender”) to finance the acquisition of the Aspire assets that we purchased on the same date, via a term loan in the maximum principal amount of $30.0 million with a maturity of 36 months. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments; and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are secured by a first priority lien on our assets. If we fail to comply with the covenants or payments specified in the Credit Agreement, the Lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, since the borrowings under the Credit Agreement are secured by a first priority lien on our assets, upon such an event of default, the Lender may foreclose on our assets. The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations. To date, the Company has entered into a series of a total of 14 waiver agreements with the Lender providing for the limited waivers of default as to specific financial and other covenants. The waivers were provided under certain terms and conditions and sometimes included fees accrued to the principal balance amount due Lender under the Credit Agreement, and required the Company to repay $3,000,000 in principal on January 10, 2023. These waivers will expire on April 28, 2023. We do not expect to satisfy the financial covenants that are subject to the current waiver prior to April 28, 2023 and are currently in discussions with the Lender on modifying the financial covenants which are the subject of the waiver. There is no assurance that the Company will be successful in making such modifications to the Credit Agreement and as such, no assurance that the Company will not default certain covenants existing in the Credit Agreement.

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

Item 6. Exhibits

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

EBET, INC.

Date: February 10, 2023	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 10, 2023	By:	/s/ Matthew Lourie
Matthew Lourie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

