Form 10-Q
period 2023-03-31
EBET, Inc.
filed 2023-05-12
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The registrant had 26,206,159 shares of common stock outstanding on May 12, 2023.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ability to successfully integrate our asset acquisitions;

•	our ability to operate under the gaming licenses of third-party entities;

•	our ability to introduce new enhancements to our website on the timeline we have indicated;

•	our ability to obtain additional funding to develop additional services and offerings and to service our debt obligations;

•	our ability to achieve and maintain compliance with the covenants in our debt obligations or to obtain additional waivers until we are able to do so;

•	compliance with obligations under intellectual property licenses with third parties;

•	market acceptance of our new offerings;

•	competition from existing online offerings or new offerings that may emerge;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

2

EBET, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EBET, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2023	2022

ASSETS
Current assets:
Cash	$3,469,076	$5,486,210
Accounts receivable, net	1,800,306	1,647,345
Prepaid expenses and other current assets	1,135,522	1,772,332
Derivative asset	–	1,116,153
Right of use asset, operating lease, current portion	65,220	129,975

Total current assets	6,470,124	10,152,015

Long term assets:
Fixed assets, net	533,409	546,408
Intangible assets, net	27,263,092	27,545,329
Goodwill	34,201,875	30,657,460

Total assets	$68,468,500	$68,901,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,541,479	$13,384,906
Current lease liabilities	79,720	129,974
Borrowings, current portion	20,263,534	21,202,585
Liabilities to users	1,006,318	1,272,308
Total current liabilities	29,891,051	35,989,773

Long-term liabilities
Borrowings, net of current portion	12,860,714	11,145,863

Total liabilities	42,751,765	47,135,636

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 37,700 issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	38	38
Common stock; $0.001 par value, 100,000,000 shares authorized 25,144,675 and 16,654,573 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	25,144	16,654
Additional paid-in capital	102,863,255	91,941,757
Accumulated other comprehensive income (loss)	320,027	(7,365,129)
Accumulated deficit	(77,491,729)	(62,827,744)
Total stockholders’ equity	25,716,735	21,765,576

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$68,468,500	$68,901,212

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenue	$11,580,490	$19,002,588	$25,988,454	$26,142,515
Cost of revenue	(6,592,199)	(12,009,596)	(15,110,821)	(16,618,683)

Gross profit	4,988,291	6,992,992	10,877,633	9,523,832

Operating expenses:
Sales and marketing expenses	2,313,235	9,474,087	6,680,630	13,448,872
Product and technology expenses	242,035	1,139,914	536,108	2,155,162
Acquisition costs	–	1,190	–	2,240,147
General and administrative expenses	3,397,469	5,446,776	6,780,262	8,591,195
Total operating expenses	5,952,739	16,061,967	13,997,000	26,435,376

Loss from operations	(964,448)	(9,068,975)	(3,119,367)	(16,911,544)

Other expenses:
Interest expense	(2,688,077)	(2,764,819)	(5,719,425)	(3,741,237)
Loss on derivative	–	(67,031)	(142,187)	(73,083)
Foreign currency gain (loss)	(359,150)	59,754	(2,588,461)	3,755
Total other expense	(3,047,227)	(2,772,096)	(8,450,073)	(3,810,565)

Loss before provision for income taxes	(4,011,675)	(11,841,071)	(11,569,440)	(20,722,109)
Provision for income taxes	–	–	–	–

Net loss	(4,011,675)	(11,841,071)	(11,569,440)	(20,722,109)

Preferred stock dividends	(1,557,576)	(1,367,260)	(3,094,545)	(1,851,077)
Net loss attributable to common shareholders	(5,569,251)	(13,208,331)	(14,663,985)	(22,573,186)

Other comprehensive income (loss):
Foreign currency translation income (loss)	1,329,046	(1,156,825)	7,685,156	(969,397)
Total other comprehensive income (loss)	1,329,046	(1,156,825)	7,685,156	(969,397)

Comprehensive loss	$(4,240,205)	$(14,365,156)	$(6,978,829)	$(23,542,583)

Net loss per common share – basic and diluted	$(0.25)	$(0.93)	$(0.75)	$(1.61)

Weighted average common shares outstanding – basic and diluted	21,987,679	14,236,755	19,521,263	13,980,720

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred stock		Common Stock			Accumulated
	Number of		Number of		Additional paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total

Balance at September 30, 2021	–	$–	13,315,414	$13,315	$26,834,354	$53,911	$(16,649,550)	$10,252,030
Shares & warrants issued for cash, net	37,700	38	–	–	37,699,962	–	–	37,700,000
Shares issued to Aspire Global plc	–	–	186,838	187	13,326,565	–	–	13,326,752
Cashless exercise of warrants	–	–	244,346	244	(244)	–	–	–
Shares issued for conversion of debt	–	–	423,141	423	112,077	–	–	112,500
Exercise of stock options for cash	–	–	2,000	2	5,998	–	–	6,000
Stock-based compensation	–	–	20,000	20	1,435,296	–	–	1,435,316
Preferred share dividends	484	–	–	–	483,817		(483,817)	–
Issuance costs	–	–	–	–	(2,100,000)	–	–	(2,100,000)
Net loss	–	–	–	–	–	–	(8,881,038)	(8,881,038)
Comprehensive income	–	–	–	–	–	187,428	–	187,428
Balance at December 31, 2021	38,184	38	14,191,739	14,191	$77,797,825	241,339	(26,014,405)	52,038,988

Cashless exercise of warrants and RSU	–	–	225,091	225	(225)	–	–	–
Stock-based compensation	–	–	–	–	1,814,607	–	–	1,814,607
Preferred share dividends	1,367	2	–	–	1,367,258	–	(1,367,260)	–
Net loss	–	–	–	–	–	–	(11,841,071)	(11,841,071)
Comprehensive loss	–	–	–	–	–	(1,156,825)	–	(1,156,825)
Balance at March 31, 2022	39,551	$40	14,416,830	$14,416	$80,979,465	$(915,486)	$(39,222,736)	$40,855,699

Balance at September 30, 2022	37,700	$38	16,654,573	$16,654	$91,941,757	$(7,365,129)	$(62,827,744)	$21,765,576
Stock-based compensation	–	–	20,750	21	503,084	–	–	503,105
Shares issued for conversion of debt	–	–	600,000	600	299,400	–	–	300,000
Preferred share dividends	–	–	–	–	1,536,969	–	(1,536,969)	–
Net loss	–	–	–	–	–	–	(7,557,765)	(7,557,765
Comprehensive income	–	–	–	–	–	6,356,110	–	6,356,110
Balance at December 31, 2022	37,700	38	17,275,323	17,275	94,281,210	(1,009,019)	(71,922,478)	21,367,026

Common stock issued for cash	–	–	6,372,530	6,373	5,915,609	–	–	5,921,982
Stock-based compensation	–	–	31,500	31	377,664	–	–	377,695
Shares issued for conversion of debt	–	–	1,465,322	1,465	731,196	–	–	732,661
Preferred share dividends	–	–	–	–	1,557,576	–	(1,557,576)	–
Net loss	–	–	–	–	–	–	(4,011,675)	(4,011,675)
Comprehensive income	–	–	–	–	–	1,329,046	–	1,329,046

Balance at March 31, 2023	37,700	$38	25,144,675	$25,145	$102,863,225	$320,027	$(77,491,729)	$25,716,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2023 and 2021

(Unaudited)

	For the Six Months Ended March 31,
	2023	2022

Cash flow from operating activities:
Net loss	$(11,569,440)	$(20,722,109)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, issuance costs	2,554,317	1,368,188
Amortization of right of use assets	77,300	–
Depreciation and amortization expense	3,416,330	2,795,880
Stock-based compensation	880,800	3,249,923
Derivative loss	142,187	73,083
Foreign exchange gain (loss)	2,588,458	(216,678)
Changes in operating assets and liabilities:
Accounts receivable	34,400	(1,711,122)
Prepaid expenses and other	784,200	(717,505)
Accounts payable and accrued liabilities	(5,695,950)	7,301,761
Current lease liabilities	(63,251)	–
Liabilities to users	(396,672)	960,693
Net cash used in operating activities	(7,247,321)	(7,617,886)

Cash flow from investing activities:
Purchase of fixed assets	(11,208)	(902,469)
Cash paid for business combinations	–	(56,229,526)
Net cash used by investing activities	(11,208)	(57,131,995)

Cash flow from financing activities:
Proceeds from settlement of derivative instruments	973,965	–
Repayment of senior note	(3,000,000)	–
Proceeds from debt issuance, net of issuance costs	–	27,130,837
Proceeds from equity issuance, net of issuance costs	5,921,982	35,606,000
Net cash provided by financing activities	3,895,947	62,736,837

Effect of foreign exchange rates on cash	1,345,448	–

NET CHANGE IN CASH	(2,017,134)	(2,013,044)
CASH AT BEGINNING OF PERIOD	5,486,210	9,064,859
CASH AT END OF PERIOD	$3,469,076	$7,051,815

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,017,134	$1,427,915

Non-cash transactions
Preferred share dividends	$3,094,545	$1,851,077
Stock warrants issued in connection with Senior Notes	$–	$7,661,382
Shares issued for conversion of debt and accrued interest	$1,032,661	$112,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization

EBET, Inc. (“EBET” or “the Company”) was formed on September 24, 2020 as a Nevada corporation. EBET is a technology company operating platforms focused on igaming including casino, sportsbook and esports events. The Company operates under a Curacao gaming sublicense and under a strategic set of agreements with Aspire Global plc (“Aspire”) as a platform provider allowing EBET to provide online betting services to various countries around the world.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying unaudited financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the six months ended March 31, 2023, are not necessarily indicative of the final results that may be expected for the year ended September 30, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2022 included in our Form 10-K filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Accounts Receivable

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. Accounts receivable consists primarily of amounts due from our platform provider. The receivable balance as of September 30, 2022 owed to the Company represents the net amount owed to the Company by Aspire related to the strategic agreement for the Company’s i-gaming platform and is stated at historical cost less any allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of March 31, 2023 and September 30, 2022.

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

The Company’s only significant lease is for office space in Malta, which has a two-year lease term beginning August 1, 2021, and is classified as an operating lease. The lease has an option to extend the term for an additional two years with a 10% increase in annual rent. On May 1, 2023, the Company notified the landlord that it will not renew the lease beyond its expiration date of July 31, 2023. The Company paid €176,001 at commencement and owed an additional €160,001 in August 2022. The Company has been making monthly payments of €13,335 on this annual payment. The Company recognized a right of use asset and lease liability of $381,346 at commencement based on the present value of lease payments at commencement and utilizing an estimate incremental borrowing rate of 10%.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Operating Leases:
Operating lease right-of-use assets	$65,220	$129,975
Right of use liability operating lease current portion	79,720	129,974
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$79,720	$129,974

The following table provides the maturities of lease liabilities at March 31, 2023:

Operating
Leases
2023 (6 months remaining)	$82,411
2023	–
2024	–
2025	–
2026 and thereafter	–
Total future undiscounted lease payments	82,411
Less: Interest	(2,691)
Present value of lease liabilities	$79,720

Operating lease expense was $61,763 and $71,645 during the three months ended March 31, 2023 and 2022, respectively. Operating lease expense was $114,820 and $103,522 during the six months ended March 31, 2023 and 2022, respectively.

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

No single customer accounted for more than 10% of revenue for the three and six months ended March 31, 2023 or 2022. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of March 31, 2023 and September 30, 2022 based on the three-tier fair value hierarchy:

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$3,469,076	$–	$–
Total assets	3,469,076	–	–

Liabilities
Senior Notes, net of discount	–	19,581,643	–
Note due to Aspire	–	12,326,742	–
Convertible notes payable, net of discount	–	681,891	–
Other notes payable, net of discount	–	533,972	–
Total liabilities	$–	$33,124,248	$–

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$5,486,210	$–	$–
Derivative asset	–	1,116,153	–
Total assets	5,486,210	1,116,153	–

Liabilities
Senior Notes, net of discount	–	19,595,694	–
Note due to Aspire	–	10,636,343	–
Convertible notes payable, net of discount	–	1,606,891	–
Other notes payable, net of discount	–	509,520	–
Total liabilities	$–	$32,348,448	$–

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

The Company entered into foreign exchange forward contracts to mitigate the change in fair value of specific liabilities and cash flows on the Consolidated Balance Sheets that were denominated in Euros related to the acquisition of the Aspire B2C business in November 2021. These undesignated hedging instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other income (expense), net. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The total notional amount of outstanding undesignated derivative instruments was $16,050,000 as of September 30, 2022. The Company recognized a gain on derivative instruments of $1,239,510 during the year ended September 30, 2022. During the six months ended March 31, 2023, the Company settled all of its foreign exchange forward contracts, receiving cash proceeds of $973,965 and recognized a loss of $142,187.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The Company will adopt this guidance on October 1, 2023, and is currently evaluating the potential impact to its consolidated financial statements.

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

Unaudited Proforma Information

The following schedule contains pro-forma consolidated results of operations for the three months and six months ended March 31, 2023 and 2022 as if the Aspire B2C acquisition occurred on October 1, 2021. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2021, or of results that may occur in the future.

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue	$11,580,490	$19,002,588	$25,988,454	$36,174,053
Operating loss	(964,448)	(9,067,785)	(3,119,367)	(16,755,482)
Net loss	(4,011,675)	(11,839,881)	(11,569,440)	(21,992,609)
Net loss attributable to common shareholders	(5,569,251)	(15,941,661)	(14,663,985)	(27,545,840)
Loss per common share - basic and diluted	$(0.25)	(1.12)	$(0.75)	(1.97)

The most significant proforma adjustments relate to annual interest on the Senior Notes and Note to Aspire issued in connection with the acquisition, amortization expense of the estimated intangible assets recognized as part of the purchase price allocation, and the preferred dividends incurred in connection with the financing of the acquisition.

NOTE 4 – BORROWINGS

The following is a summary of borrowings outstanding as at March 31, 2023 and September 30, 2022:

			March 31, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior notes	15%	USD	28,016,051	28,016,051	(6,559,060)	–	(1,875,348)	19,581,643
Note due to Aspire	10%	EUR	10,000,000	10,875,000	–	1,451,742	–	12,326,742
Convertible notes	10%	USD	681,891	681,891	–	–	–	681,891
Other	0%	USD	675,000	675,000	(141,028)	–	–	533,972
Total borrowings				40,247,942	(6,700,088)	1,451,742	(1,875,348)	33,124,248

Current								20,263,534
Long-term								12,860,714
Total borrowings								33,124,248

			September 30, 2022
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior notes	15%	USD	30,558,446	30,558,446	(8,526,776)	–	(2,435,976)	19,595,694
Note due to Aspire	10%	EUR	10,000,000	9,748,000	–	888,343	–	10,636,343
Convertible notes	10%	USD	1,606,891	1,606,891	–	–	–	1,606,891
Other	0%	USD	675,000	675,000	(165,480)	–	–	509,520
Total borrowings				42,588,337	(8,692,256)	888,343	(2,435,976)	32,348,448

Current								21,202,585
Long-term								11,145,863
Total borrowings								32,348,448

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

The Credit Agreement requires the Company to meet certain financial covenants. The Loan is secured by all of the assets of the Company and its subsidiaries. The Loan may be accelerated by the Lender upon an event of default, which in addition to customary events of default include: (i) if (1) any of the Company or its subsidiaries shall fail to maintain in full force and effect any gaming approval (as defined in the Credit Agreement) required for the operation of its business or (2) any gaming regulator shall impose any condition or limitation on any of the foregoing entities that could be reasonably expected to have a material adverse effect; or (ii) the suspension from trading or failure of the Company’s common stock to be trading or listed on the Nasdaq exchange for a period of three consecutive trading days.

As of March 31, 2022, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver is contingent on the completion of an equity raise of $3.5 million, which was completed in June 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company agreed to amend the Senior Notes such that $5 million of principal loan balance becomes convertible at $3.58 per share commencing after the Company raises the $5,000,000 of common equity (including the foregoing $3.5 million). On February 2, 2023, the conversion option became exercisable upon closing of the offering that generated $6,500,000 of gross proceeds.

In connection with the Loan, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase 1,567,840 shares of Company common stock at an exercise price of $25.00 per share expiring on the earlier to occur of (i) five years following the issue date or (ii) the second anniversary of the satisfaction of all obligations of the Company under the Credit Agreement. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. In addition, the exercise price of the Lender Warrant is subject to “weighted-average” anti-dilution protection for issuances by the Company below the exercise price (other than certain defined exempt issuances), and, upon shareholder approval, which was received on February 9, 2022, the number of shares underlying the Lender Warrant shall also be adjusted for issuances to which the “weighted-average” anti-dilution protection applies. Pursuant to the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the number of shares underlying the warrant increased to 1,654,538 and the exercise price was reduced to $23.69. Pursuant to the foregoing anti-dilution provision, in connection with the $6.5 million offering completed in February 2023, the number of shares underlying the warrant increased to 2,312,449 and the exercise price was reduced to $16.95. The Lender will not have the right to exercise any portion of the Lender Warrant if the Lender (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Company common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Lender Warrant, which beneficial ownership amount, at the election of the Lender may be increased to any other percentage not in excess of 19.99% as specified by the Lender. If a fundamental transaction occurs, then the successor entity will succeed to, and be substituted for the Company, and will assume all of the Company’s obligations under the Lender Warrant with the same effect as if such successor entity had been named in the Lender Warrant itself.

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

On January 9, 2023, the Lender provided the Company with a limited waiver of these covenants until January 31, 2023 and required a principal payment of $3,000,000 which was made on January 10, 2023. This waiver and principal payment reduced the minimum balance in the account to $2,000,000. On January 31, 2023, the Lender provided the Company with a limited waiver of these covenants until February 17, 2023. On February 1, 2023, the Lender provided the Company with a further limited waiver of these covenants until April 28, 2023. On April 28, 2023, the Lender provided the Company with a further limited waiver of these covenants until May 12, 2023. On May 12, 2023, the Lender provided the Company with a further limited waiver of these covenants until May 26, 2023. The Company does not expect to satisfy certain of these covenants prior to May 26, 2023 and is currently in discussions with the Lender on modifying the financial covenants, although there is no assurance that the Company will be successful in making such modifications to the Senior Note.

During the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $1,264,933 and $828,714, respectively, from the amortization debt discount and debt issuance costs related to the Senior Note. During the six months ended March 31, 2023 and 2022, the Company recognized interest expense of $2,529,866 and $1,345,925, respectively, from the amortization debt discount and debt issuance costs related to the Senior Note.

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

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the twelve months ended September 30, 2021, a total of $187,500 of principal was converted into 375,000 shares of common stock. During the year ended September 30, 2022, a total of $305,609 of principal and $106,891 of accrued interest was converted into 825,000 shares of common stock. During the six months ended March 31, 2023, a total of $925,000 of principal and $107,661 of accrued interest was converted into 1,465,322 shares of common stock. As of March 31, 2023, the outstanding principal and accrued interest balance of the convertible notes was $681,891 and $93,286, respectively.

During the three months ended March 31, 2023 and 2022, the Company recorded a charge of $12,369 and $11,262, respectively, in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above. During the six months ended March 31, 2023 and 2022, the Company recorded a charge of $24,451 and $22,263, respectively, in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

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

On February 2, 2023, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with WestPark Capital, Inc. (the “WestPark”), pursuant to which the Company has agreed to pay WestPark an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the transaction. In addition, the Company agreed to pay to WestPark on the Closing Date a cash fee equal to 1.0% of gross proceeds received by the Company from the sale of the securities in the transaction for non-accountable expenses. The Company will also pay WestPark up to $50,000 of fees and other expenses.

The Company received gross proceeds of $6,500,000 and paid fees and expenses of $578,018.

In connection with the offering described above, the exercise price of a total of 2,019,672 warrants issued in connection with the Company’s Series A Convertible Preferred Stock were adjusted to $1.02 per share. No adjustments will be made to the number of shares underlying the Warrants. Additionally, the exercise price of the Lender Warrant issued in connection with the Senior notes was reset to $16.95 and the number of shares underlying the Lender Warrant became 2,312,449, and $5,000,000 of the principal balance of the Senior Note became convertible at $3.58 per share.

During the six months ended March 31, 2023, the Company issued 2,065,322 shares pursuant to a conversion of principal of $925,000 and accrued interest of $107,661 on its convertible notes.

During the six months ended March 31, 2023, the Company issued 52,250 shares related to vesting of restricted stock units by employees.

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

The Warrants are exercisable and expire on the fifth anniversary thereafter. The Warrants were initially to be exercisable at an exercise price of $30.00 per share, provided that the exercise price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the exercise price then in effect. Notwithstanding the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the exercise price was reduced to $5.00. In February 2023, the warrants exercise price was reset to $1.02 in connection with the February 2023 equity financing. The Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the ordinary shares underlying the Warrants.

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

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to preference shareholders, its lender and convertible notes issued during the six months ended March 31, 2023. The following table summarizes warrant activity during the six months ended March 31, 2023:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2022	6,033,365	$9.14	4.01
Granted	7,030,441	2.51	5.33
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2023	13,063,806	$4.07	4.42
Exercisable at March 31, 2023	13,063,806	$4.07	4.42

At March 31, 2023, the outstanding and exercisable common stock warrants had an estimated intrinsic value of $140,970.

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

The number of shares of the common stock that may be issued under the 2020 Plan is 5,000,000. As of March 31, 2023, the Company had awarded a total of 2,075,519 share awards under the 2020 Plan, with 2,924,481 remaining under the 2020 Plan.

Common Stock Awards

The Company has historically awarded restricted units that convert into common stock to various employees, consultants and officers under the 2020 Plan that will vest annually over a period of one to four years from the date of issuance. At March 31, 2023, the Company had 359,125 restricted stock units outstanding. During the six months ended March 31, 2023, 52,250 restricted stock units were converted into shares of common stock.

During the six months ended March 31, 2023 and 2022, the Company recognized a total of $682,925 and $2,281,520 of stock-based compensation expense, respectively, related to common stock awards and expects to recognize additional compensation cost of $5,105,836 upon vesting of all awards.

Options

The following table summarizes option activity during the six months ended March 31, 2023:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2022	1,977,000	$2.25	7.33
Granted	–	–	–
Cancelled	(781,250)	1.78	7.06
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2023	1,195,750	$2.55	6.69
Exercisable at March 31, 2023	842,500	$0.70	6.91

During the six months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $197,875 and $968,403, respectively, related to common stock options awarded. The exercisable common stock options had an intrinsic value as of March 31, 2023, of $99,377. The Company expects to recognize an additional $3,654,522 of compensation cost related to stock options expected to vest.

NOTE 6 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Software	$329,127	$391,851
Furniture and fixtures	525,124	368,432
Total fixed assets	854,251	760,283
Accumulated depreciation	(320,842)	(213,875)
Fixed assets, net	$533,409	$546,408

Depreciation expense was $85,922 and $401,408 for the six months ended March 31, 2023 and 2022, respectively.

Intangible Assets – Aspire b2C Acquisition

As disclosed in Note 3, the Company acquired intangible assets as part of the Aspire B2C Business acquisition. The acquired intangibles consisted of the following as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Trademarks and tradenames, indefinite lives	$15,877,500	$14,232,080
Trademarks and tradenames, three year lives	5,089,500	4,562,064
Customer relationships	15,518,625	13,910,396
Total acquired intangibles	36,485,625	32,704,540
Accumulated amortization	(9,226,833)	(5,169,148)
Acquired intangible assets, net	$27,258,792	$27,535,392

The Karamba trademarks and tradenames represent approximately 75% of the total of the acquired intangibles and have an indefinite useful life. The remaining trademarks and tradenames and customer relationships are amortized over an estimated useful life of three years. Amortization expense on the Aspire intangible assets was $3,330,408 and $2,394,472, respectively, for the six months ended March 31, 2023 and 2022. Amortization for the year ended September 30, 2023, 2024 and 2025 is expected to be approximately $6,752,408, $6,844,000 and $1,146,666, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Financial Advisor’s Claims

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor among other claims (collectively the “Claims”). The fees the Company expects to pay are accrued in the accompanying balance sheet. On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The statement of claim alleges damages of $5.7 million and seeks a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. On August 4, 2022, EBET, Inc. counterclaimed against Boustead Securities, LLC for tortious interference with prospective economic advantage and demanded damages and attorneys’ fees in an amount to be determined. The case is ongoing, with a hearing before a 3-arbitrator panel currently scheduled initially for July 2023 now postponed to November 6, 2023. Arbitration is inherently unpredictable. However, the Company believes that it has meritorious defenses to a portion of the alleged fee claim asserted and to the claim that the Company has any obligations pursuant to a right of first refusal between the parties. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of this matter.

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

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Numerator:
Net loss	$(4,011,675)	$(11,841,071)	$(11,569,440)	$(20,722,109)
Preferred stock dividends	(1,557,576)	(1,367,260)	(3,094,545)	(1,851,077)
Net loss attributable to common stockholders	$(5,569,251)	$(13,208,331)	$(14,663,985)	$(22,573,186)

Denominator:
Basic and diluted weighted average common shares	21,987,679	14,236,755	19,521,263	13,980,720
Basic and diluted net loss per common share	$(0.25)	$(0.93)	$(0.75)	$(1.61)

NOTE 9 – TRANSACTION WITH RELATED PARTIES

The Company engaged a firm owned by Matthew Lourie, the Company’s Chief Financial Officer to provide financial reporting services. For the six months ended March 31, 2023 and 2022, the Company incurred consulting fees of $41,051 and $19,624, respectively.

NOTE 10 –SUBSEQUENT EVENTS

The Company’s outstanding Preferred Stock was initially convertible into Company common stock at an initial conversion price of $28.00 per share (“Conversion Price”). The Preferred Stock provided that on April 28, 2023, July 31, 2023, and October 31, 2023 (each an “Adjustment Date”), the Conversion Price was to be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. Notwithstanding the foregoing, the adjusted Conversion Price may not be less than $0.71, unless the terms of the new adjustment dates are approved by our shareholders, as required pursuant to applicable rules and regulations of NASDAQ. The Company did not receive shareholder approval to permit an adjustment of the Conversion Price prior to April 28, 2023. As such, although the adjusted price pursuant to the foregoing provision was less than $0.71 per share, on April 28, 2023, the Conversion Price was adjusted to $0.71 per share. As a result of the preferred stock conversion price reset discussed above, the Company currently does not have sufficient authorized shares to settle its convertible instruments. Subsequent to March 31, 2023, a total of 627 shares of Preferred Stock were converted into 1,061,484 shares of common stock.

On April 27, 2023, the Company was notified by its gaming platform operator services provider Aspire Global plc (“Aspire”) that the gaming regulatory authority in Germany had sent a letter received by Aspire on April 25, 2023 stating that Aspire would be required to shut down activity of its gaming operations in Germany effective as of 10 days from receipt of said letter until such time as Aspire was otherwise granted a license to operate in Germany. Aspire informed the Company that although it sought an extension of the requested shutdown deadline, it was not successful in receiving an extension of time and/or any form of other relief from this request. In order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023 and as a result the gaming websites owned by the Company that operate in Germany were shut down on that date.  During the six months ended March 31, 2023 and 2022 revenue generated in German markets was $8,333,414 and $7,935,810, respectively.  During the same periods gross profit contributed from the German markets was $2,390,210 and $1,767,313, respectively.

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

Recent Developments

On April 27, 2023, the Company was notified by its gaming platform operator services provider Aspire Global plc (“Aspire”) that the gaming regulatory authority in Germany had sent a letter received by Aspire on April 25, 2023 stating that Aspire would be required to shut down activity of its gaming operations in Germany effective as of 10 days from receipt of said letter until such time as Aspire was otherwise granted a license to operate in Germany. Aspire informed the Company that although it sought an extension of the requested shutdown deadline, it was not successful in receiving an extension of time and/or any form of other relief from this request. In order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023 and as a result the gaming websites owned by the Company that operate in Germany were shut down on that date.  During the six months ended March 31, 2023 and 2022 revenue generated in German markets was $8,333,414 and $7,935,810, respectively. During the same periods gross profit contributed from the German markets was $2,390,210 and $1,767,313, respectively.

Results of Operations for the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended March 31,
	2023		2022
	$	%	$	%

Revenue	$11,580,490	100%	$19,002,588	100%
Cost of revenue	(6,592,199)	-57%	(12,009,596)	-63%

Gross profit	4,988,291	43%	6,992,992	37%

Operating expenses:
Sales and marketing expenses	2,313,235	20%	9,474,087	50%
Product and technology expenses	242,035	2%	1,139,914	6%
Acquisition costs	–	0%	1,190	0%
General and administrative expenses	3,397,469	29%	5,446,776	29%
Total operating expenses	5,952,739	51%	16,061,967	85%

Income (loss) from operations	(964,448)	-8%	(9,068,975)	-48%

Other expenses:
Interest expense	(2,688,077)	-23%	(2,764,819)	-15%
Loss on derivative instruments	–	0%	(67,031)	0%
Foreign currency loss and other	(359,150)	-3%	59,754	-0%
Total other expense	(3,047,227)	-26%	(2,772,096)	-15%

Income (loss) before provision for income taxes	(4,011,675)	-35%	(11,841,071)	-62%
Provision for income taxes	–	0%	–	0%

Net loss	$(4,011,675)	-35%	$(11,841,071)	-62%

Revenue

For the three months ended March 31, 2023, we generated $11,580,490 in revenue compared to $19,002,588 in revenue during the three months ended March 31, 2022. The decrease in revenue in the three months ended March 31, 2023, when compared with the same period in the prior year, was driven by a shift in the Company’s focus on higher margin revenue sources. As a result of the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts have been curtailed, which may adversely impact revenue growth in the short to medium term.

Cost of Revenue

During the three months ended March 31, 2023, cost of sales was $6,592,199 as compared with $12,009,596 in the same period in the prior year. The decrease in cost of sales is due to the decline on volume of revenue disclosed above. The improvement in gross profit percentage is a result of the Company’s restructuring efforts to reduce costs and increase efficiencies. Cost of revenue consists of third-party costs associated with the betting software platform and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $2,313,235 for the three months ended March 31, 2023 compared to $9,474,087 for the three months ended March 31, 2022, a decrease of $7,160,852. As a percentage of revenue sales and marketing expense was 20% in the three months ended March 31, 2023 compared to 50% in the three months ended March 31, 2022. The dramatic improvement is the result of a shift in focus on higher margin revenue sources. Further the decrease in sales and marketing expense is driven by the Company’s efforts to streamline operations and a result of the reduction in headcount over the past year. Sales and marketing expenses also included $153,148 and $964,324 of stock-based compensation costs to employees and consultants for the three months ended March 31, 2023 and 2022, respectively, and payroll costs of $333,434 and $741,860, respectively, for the three months ended March 31, 2023 and 2021, respectively. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $242,035 for the three months ended March 31, 2023 compared to $1,139,914 for the three months ended March 31, 2022, a decrease of $897,879. The decrease is due to decreased spending related to development of the esports operations that were abandoned in the fourth quarter of fiscal 2022. Product and technology expenses for the three months ended March 31, 2023, included payroll-related costs of $176,619, stock-based compensation of $17,660 and other development costs of $47,756 consisting primarily of consulting and other development costs. Product and technology expenses for the three months ended March 31, 2022, included payroll-related costs of $575,556, stock-based compensation of $367,069 and other development costs of $197,289 consisting primarily of consulting and other development costs.

General and Administrative Expense

General and administrative expense was $3,397,469 for the three months ended March 31, 2023, as compared to $5,446,775 for the same period in the prior year. General and administrative expense for the three months ended March 31, 2023 included amortization of intangible assets of $1,706,960, payroll-related costs of $474,704 and stock-based compensation cost of $206,886. General and administrative expense for the three months ended March 31, 2022 included amortization of intangible assets of $2,394,472, payroll-related costs of $927,162 and stock-based compensation cost of $483,214. The increase in payroll is due to a full quarter of Aspire B2C business related payroll costs.

Interest and Other Expenses

During the three months ended March 31, 2023 and 2022, we recognized interest expense of $2,688,077 and $2,764,819, respectively, which included amortization of debt discounts and deferred finance costs of $1,277,301 and $1,174,539 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous year. During the three months ended March 31, 2023 and 2022 we also incurred a foreign currency loss of $359,150 and a gain of $59,754, respectively, due to fluctuations in the Euro compared to the US dollar. The Company had a loss on derivatives in the comparable period of $67,031.

Net Income/Loss

Net loss for the three months ended March 31, 2023, was $4,011,675 compared to a net loss of $11,841,071 for the same period in the prior year. The decrease in net loss was primarily due to the decreased operating expenses from the Company’s restructuring efforts in late 2022 and from the lack of acquisition costs in the current period, partially offset by the decline in revenue and gross profit as described above.

Results of Operations for the Six Months Ended March 31, 2023, compared to the Six Months Ended March 31, 2022

Results of operations in dollars and as a percentage of net revenue were as follows:

	Six Months Ended March 31,
	2023		2022
	$	%	$	%

Revenue	$25,988,454	100%	$26,142,515	100%
Cost of revenue	(15,110,821)	-58%	(16,618,683)	-64%

Gross profit	10,877,633	42%	9,523,832	36%

Operating expenses:
Sales and marketing expenses	6,680,630	26%	13,448,872	51%
Product and technology expenses	536,108	2%	2,155,162	8%
Acquisition costs	–	0%	2,240,147	9%
General and administrative expenses	6,780,262	26%	8,591,195	33%
Total operating expenses	13,997,000	54%	26,435,376	101%

Income (loss) from operations	(3,119,367)	-12%	(16,911,544)	-65%

Other expenses:
Interest expense	(5,719,425)	-22%	(3,741,237)	-14%
Loss on derivative instruments	(142,187)	-1%	(73,083)	0%
Foreign currency loss and other	(2,588,461)	-10%	3,755)	-0%
Total other expense	(8,450,073)	-33%	(3,810,565)	-15%

Income (loss) before provision for income taxes	(11,569,440)	-45%	(20,722,109)	-79%
Provision for income taxes	–	0%	–	0%

Net loss	$(11,569,440)	-45%	$(20,722,109)	-79%

Revenue

For the six months ended March 31, 2023, we generated $25,988,454 in revenue compared to $26,142,515 in revenue during the six months ended March 31, 2022. The decrease in revenue in the six months ended March 31, 2023, when compared with the same period in the prior year, was driven by the Company’s shift to focus on higher margin revenue sources. The prior period also included only four months of activity since the closing date of the Aspire acquisition on November 29, 2021. As a result of the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts will be curtailed, which may adversely impact revenue growth in the short to medium term.

Cost of Revenue

During the six months ended March 31, 2023, cost of sales was $15,110,821 as compared with $16,618,683 in the same period in the prior year. The decrease in cost of sales is due to the decline on volume of revenue disclosed above. The improvement in gross profit percentage is a result of the Company’s restructuring efforts to reduce costs and increase efficiencies.

Sales and Marketing Expense

Sales and marketing expense was $6,680,630 for the six months ended March 31, 2023 compared to $13,448,872 for the six months ended March 31, 2022, a decrease of $6,768,242. As a percentage of revenue sales and marketing expense was 26% in the six months ended March 31, 2023 compared to 51% in the six months ended March 31, 2022. The dramatic improvement is the result of a shift in focus on higher margin revenue sources. The prior period also included only four months of activity since the closing date of the Aspire acquisition on November 29, 2021. Sales and marketing expenses also included $378,712 and $1,842,083 of stock-based compensation costs to employees and consultants (including $1,147,500 to consultants in the prior period) for the six months ended March 31, 2023 and 2022, respectively, and payroll costs of $706,529 and $1,203,753, respectively, for the six months ended March 31, 2023 and 2022, respectively. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $536,108 for the six months ended March 31, 2023 compared to $2,155,162 for the six months ended March 31, 2022, a decrease of $1,619,054. The decrease is due to decreased spending related to development of the esports operations that were abandoned in the fourth quarter of fiscal 2022 and reduced headcount. Product and technology expenses for the six months ended March 31, 2023, included payroll-related costs of $343,551, stock-based compensation of $61,231 and other development costs of $131,326 consisting primarily of consulting and other development costs. Product and technology expenses for the six months ended March 31, 2022, included payroll-related costs of $1,143,716, stock-based compensation of $696,020 and other development costs of $315,426 consisting primarily of consulting and other development costs.

Acquisition Costs

Acquisition costs were $0 for the six months ended March 31, 2023, as compared to $2,240,147 for the six months ended March 31, 2022. Acquisition costs in the comparable period included a non-cash hedging loss of $1,570,000 from executing a forward contract on the purchase price of the acquisition of the Aspire B2C business to hedge exposure to fluctuations in the Euro. Acquisition costs also included various legal and consultant fees associated with completing the acquisition.

General and Administrative Expense

General and administrative expense was $6,780,262 for the six months ended March 31, 2023, as compared to $8,591,195 for the same period in the prior year. General and administrative expense for the six months ended March 31, 2023 included amortization of intangible assets of $3,330,408, payroll-related costs of $725,263 and stock-based compensation cost of $440,854. General and administrative expense for the six months ended March 31, 2022 included amortization of intangible assets of $2,394,472, payroll-related costs of $1,692,842 and stock-based compensation cost of $711,820. The decline in payroll costs is a result of the Company’s efforts to reduce headcount and streamline operations.

Interest and Other Expenses

During the six months ended March 31, 2023 and 2021, we recognized interest expense of $5,719,425 and $3,741,237, respectively, which included amortization of debt discounts and deferred finance costs of $2,554,317 and $1,702,751 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous year. During the six months ended March 31, 2023 we also incurred a foreign currency loss of $2,588,461 compared to a gain of $3,755 due to fluctuations in the Euro compared to the US dollar, and a derivative loss of $142,187 compared to a loss of $73,083 in the six months ended March 31, 2022.

Net Income/Loss

Net loss for the six months ended March 31, 2023, was $11,569,440 compared to a net loss of $20,722,109 for the same period in the prior year. The decrease in net loss was primarily due to decreased operating expenses from the lack of acquisition costs in the current period and the Company’s restructuring efforts and reduced headcount, partially offset by the increase in interest expense and foreign currency losses in the current year as described above.

Liquidity and Capital Resources

On March 31, 2023, we had cash and cash equivalents of $3,469,076, and had a working capital deficit of $23,420,927. We have historically funded our operations from proceeds from debt and equity sales, and funds received from customers. Our forecasts for fiscal year 2023 indicate that we will need near term additional funding in order to have sufficient financial resources to satisfy our outstanding debts and to continue to settle our debts as they fall due. On February 6, 2023, we sold 6,372,530 shares of common stock and an equal number of warrants for net proceeds of $5,921,982. We do not have any commitments for additional funding and there is no assurance that we will be able to raise additional financing on favorable terms, if at all.

The following is a summary of borrowings outstanding as at March 31, 2023:

				March 31, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior notes	15%	USD	28,016,051	28,016,051	(6,559,060)	–	(1,875,348)	19,581,643
Note due to Aspire	10%	EUR	10,000,000	10,875,000	–	1,451,742	–	12,326,742
Convertible notes	10%	USD	681,891	681,891	–	–	–	681,891
Other	0%	USD	675,000	675,000	(141,028)	–	–	533,972
Total borrowings				40,247,942	(6,700,088)	1,451,742	(1,875,348)	33,124,248

Current								20,263,534
Long-term								12,860,714
Total borrowings								33,124,248

As of March 31, 2022, we had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from the Lender which waiver was contingent on the completion an equity raise of at least $3.5 million, which was completed in June 2022. In consideration for obtaining a waiver from the compliance with certain covenants, we agreed to amend the Senior Notes such that $5 million of principal loan balance becomes convertible at $3.58 per share commencing after we raised the $5,000,000 of common equity (including the foregoing $3.5 million). Upon closing of the equity financing on February 6, 2023, the $5,000,000 of principal became convertible at $3.58 per share.

On January 10, 2023, the Company repaid $3,000,000 on the Senior Notes pursuant to a waiver agreement with the Lender. As a result of repayment of the Senior Notes, the minimum cash balance requirement under the Senior Notes is $2,000,000. On January 31, 2023, the Lender provided the Company with a limited waiver of these covenants until February 17, 2023. On February 1, 2023, the Lender provided the Company with a further limited waiver of these covenants until April 28, 2023. On April 28, 2023 the Lender provided the Company with a further limited waiver of these covenants until May 12, 2023. On May 12, 2023, the Lender provided the Company with a further limited waiver of these covenants until May 26, 2023.The Company does not expect to satisfy certain of these covenants prior to May 26, 2023 and is currently in discussions with the Lender on modifying the financial covenants, although there is no assurance that the Company will be successful in making such modifications to the Senior Note.

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

As of March 31, 2023, we have incurred an accumulated deficit of $77,491,729 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $7,247,321 for the six months ended March 31, 2023, as compared to cash used in operating activities of $7,617,886 for the same period in the prior year. Net cash used in operating activities during the six months ended March 31, 2023, included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services and a reduction of our outstanding accounts payable. Net cash used in operating activities for the six months ended March 31, 2022, and were primarily impacted by the increase in accounts payable. Cash flow from operations were also included payments made for, professional fees to our consultants, attorneys and accountants required to complete the Acquisition.

Cash used in investing activities

Net cash used in investing activities was $11,208 during the six months ended March 31, 2023 related to the purchase of fixed assets. Net cash used in investing activities was $57,131,995 for the six months ended March 31, 2022 and was primarily related to the completion of the Acquisition. Also contributing to the cash used in investing activities in the comparable period were purchase of fixed assets of $902,49 due primarily to opening of our office in Malta and purchase of software assets to support the wagering platform.

Cash used provided by financing activities

Net cash provided by financing activities was $3,895,947 for the six months ended March 31, 2023 due to the cash received from sale of common stock of $5,921,982, proceeds from settlement of derivatives of $973,965 partially offset by the repayment of $3,000,000 on the Senior Notes. Net cash provided by financing activities was $62,736,837 for the six months ended March 31, 2022 and was related to the issuance of Preferred Shares and Senior Notes of $35,606,000 and $27,130,837, respectively.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

There were no changes to our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

On November 29, 2021, in connection with the Acquisition, we issued an aggregate of 37,700 shares of Preferred Stock for a purchase price of $1,000.00 per share, for aggregate gross proceeds of $37,700,000 (the “Private Placement”). The Preferred Stock was initially convertible into common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, on April 28, 2023, July 31, 2023 and October 31, 2023 (each, an “Adjustment Date”), the Conversion Price shall be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. Notwithstanding the foregoing, the adjusted Conversion Price may not be less than $0.71, unless the terms of the new adjustment dates are approved by our shareholders, as required pursuant to applicable rules and regulations of NASDAQ. We agreed to submit for a vote the approval the terms of the new adjustment dates at our next meeting of shareholders and use our reasonable best efforts to solicit our shareholders’ approval of such vote. We did not receive shareholder approval to permit an adjustment of the Conversion Price prior to April 28, 2023. As such, although the adjusted price pursuant to the foregoing provision was less than $0.71 per share, on April 28, 2023, the Conversion Price was adjusted to $0.71 per share. Subsequent to March 31, 2023, a total of 627 shares of Preferred Stock were converted into 1,061,484 shares of common stock. Accordingly, as of the date hereof, there are 62,763,263 shares of common stock issuable upon conversion of the Preferred Stock. The trading price of our common stock could be adversely impacted if these preferred stockholders sell, or if the market believes such holders may sell, substantial amounts of our common stock in the public market. As a result of the preferred stock conversion price reset discussed above, the Company currently does not have sufficient authorized shares to settle its convertible instruments.

We are party to a Credit Agreement which contains restrictive covenants, and if we are unable to comply with these covenants then upon notice of an event of default and/or event of material adverse effect to lender, the lender could declare a default of the Credit Agreement wherein we would be required to immediately repay the amounts due under the Credit Agreement.

On November 29, 2021, we entered into a Credit Agreement with CP BF Lending, LLC (“Lender”) to finance the acquisition of the Aspire assets that we purchased on the same date, via a term loan in the maximum principal amount of $30.0 million with a maturity of 36 months. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments; and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are secured by a first priority lien on our assets. If we fail to comply with the covenants or payments specified in the Credit Agreement, the Lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, since the borrowings under the Credit Agreement are secured by a first priority lien on our assets, upon such an event of default, the Lender may foreclose on our assets. The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations. To date, the Company has entered into a series of a total of 16 waiver agreements with the Lender providing for the limited waivers of default as to specific financial and other covenants. The waivers were provided under certain terms and conditions and sometimes included fees accrued to the principal balance amount due Lender under the Credit Agreement, and required the Company to repay $3,000,000 in principal on January 10, 2023. These waivers will expire on May 26, 2023. We do not expect to satisfy the financial covenants that are subject to the current waiver prior to May 26, 2023 and are currently in discussions with the Lender on modifying the financial covenants which are the subject of the waiver. There is no assurance that the Company will be successful in making such modifications to the Credit Agreement and as such, no assurance that the Company will not default certain covenants existing in the Credit Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by the Company.

In May 2023, a total of 627 shares of Preferred Stock were converted into 1,061,484 shares of common stock by three holders of our Preferred Stock at a conversion price of $0.71 per share. The holders are “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the shares of Preferred Stock and common stock were issued in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Common Warrant issued in February 2023 offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed February 2, 2023)
10.1	Form of Securities Purchase Agreement from February 2023 offering (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 2, 2023)
10.2	Placement Agent Agreement between the Company and WestPark Capital, Inc. (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 2, 2023)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EBET, INC.

Date: May 12, 2023	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date May 12, 2023	By:	/s/ Matthew Lourie
Matthew Lourie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

