Form 10-Q
period 2023-06-30
EBET, Inc.
filed 2023-08-14
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The registrant had 300,183,243 shares of common stock outstanding on August 14, 2023.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ability to successfully integrate our asset acquisitions;

•	our ability to operate under the gaming licenses of third-party entities;

•	our ability to satisfy our debt obligations during the period provided to us pursuant to the forbearance agreement under which we are operating, or to obtain additional waivers until we are able to do so;

•	compliance with obligations under intellectual property licenses with third parties;

•	market acceptance of our new offerings;

•	competition from existing online offerings or new offerings that may emerge;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

2

EBET, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EBET, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2023	2022

ASSETS
Current assets:
Cash	$1,437,787	$5,486,210
Accounts receivable, net	994,312	1,647,345
Prepaid expenses and other current assets	1,464,448	1,772,332
Derivative asset	–	1,116,153
Right of use asset, operating lease, current portion	22,740	129,975

Total current assets	3,919,287	10,152,015

Long term assets:
Fixed assets, net	347,817	546,408
Intangible assets, net	10,279,418	27,545,329
Goodwill	16,805,753	30,657,460

Total assets	$31,352,275	$68,901,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,073,412	$13,384,906
Current lease liabilities	–	129,974
Borrowings, current portion	39,385,951	21,202,585
Warrant liabilities	260,238	–
Liabilities to users	1,018,626	1,272,308
Total current liabilities	49,738,227	35,989,773

Long-term liabilities
Borrowings, net of current portion	546,634	11,145,863

Total liabilities	50,284,861	47,135,636

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 32,367 and 37,700 issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	32	38
Common stock; $0.001 par value, 500,000,000 shares authorized 34,218,213 and 16,654,573 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	34,218	16,654
Additional paid-in capital	102,785,259	91,941,757
Accumulated other comprehensive income (loss)	462,306	(7,365,129)
Accumulated deficit	(122,214,401)	(62,827,744)
Total stockholders’ equity (deficit)	(18,932,586)	21,765,576

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$31,352,275	$68,901,212

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$7,974,517	$18,168,515	$33,962,971	$44,311,030
Cost of revenue	(4,203,293)	(10,918,796)	(19,314,114)	(27,537,479)

Gross profit	3,771,224	7,249,719	14,648,857	16,773,551

Operating expenses:
Sales and marketing expenses	1,980,211	9,262,851	8,660,841	22,711,724
Product and technology expenses	280,201	1,115,165	816,309	3,270,328
Acquisition costs	–	–	–	2,240,147
Impairment loss	32,653,626	–	32,653,626	–
General and administrative expenses	3,585,489	3,863,298	10,365,751	12,454,493
Total operating expenses	38,499,527	14,241,314	52,496,527	40,676,692

Loss from operations	(34,728,303)	(6,991,595)	(37,847,670)	(23,903,141)

Other expenses:
Interest expense	(9,824,363)	(1,790,520)	(15,543,788)	(5,531,757)
Loss on derivative	–	(130,033)	(142,187)	(203,116)
Change in fair value of warrant liabilities	1,034,400	–	1,034,400	–
Foreign currency gain (loss)	(212,132)	(66,552)	(2,800,593)	(62,794)
Total other expense	(9,002,095)	(1,987,105)	(17,452,168))	(5,797,667)

Loss before provision for income taxes	(43,730,398)	(8,978,700)	(55,299,838)	(29,700,808)
Provision for income taxes	–	–	–	–

Net loss	(43,730,398)	(8,978,700)	(55,299,838)	(29,700,808)

Preferred stock dividends	(992,274)	(1,416,242)	(4,086,819)	(3,267,319)
Net loss attributable to common shareholders	(44,722,672)	(10,394,942)	(59,386,657)	(32,968,127)

Other comprehensive income (loss):
Foreign currency translation income (loss)	142,779	(3,560,908)	7,827,435	(4,530,305)
Total other comprehensive income (loss)	142,779	(3,560,908)	7,827,435	(4,530,305)

Comprehensive loss	$(44,580,393)	$(13,955,850)	$(51,559,222)	$(37,498,432)

Net loss per common share – basic and diluted	$(1.73)	$(0.70)	$(2.71)	$(2.31)

Weighted average common shares outstanding – basic and diluted	25,908,005	14,842,497	21,896,714	14,267,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred stock		Common Stock			Accumulated
	Number of		Number of		Additional paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total

Balance at September 30, 2021	–	$–	13,315,414	$13,315	$26,834,354	$53,911	$(16,649,550)	$10,252,030
Shares & warrants issued for cash, net	37,700	38	–	–	37,699,962	–	–	37,700,000
Shares issued to Aspire Global plc	–	–	186,838	187	13,326,565	–	–	13,326,752
Cashless exercise of warrants	–	–	244,346	244	(244)	–	–	–
Shares issued for conversion of debt	–	–	423,141	423	112,077	–	–	112,500
Exercise of stock options for cash	–	–	2,000	2	5,998	–	–	6,000
Stock-based compensation	–	–	20,000	20	1,435,296	–	–	1,435,316
Preferred share dividends	484	–	–	–	483,817		(483,817)	–
Issuance costs	–	–	–	–	(2,100,000)	–	–	(2,100,000)
Net loss	–	–	–	–	–	–	(8,881,038)	(8,881,038)
Comprehensive income	–	–	–	–	–	187,428	–	187,428
Balance at December 31, 2021	38,184	38	14,191,739	14,191	$77,797,825	241,339	(26,014,405)	52,038,988

Cashless exercise of warrants and RSU	–	–	225,091	225	(225)	–	–	–
Stock-based compensation	–	–	–	–	1,814,607	–	–	1,814,607
Preferred share dividends	1,367	2	–	–	1,367,258	–	(1,367,260)	–
Net loss	–	–	–	–	–	–	(11,841,071)	(11,841,071)
Comprehensive loss	–	–	–	–	–	(1,156,825)	–	(1,156,825)
Balance at March 31, 2022	39,551	40	14,416,830	14,416	80,979,465	(915,486)	(39,222,736)	40,855,699

Common stock and warrants issued for cash	–	–	977,659	978	3,499,022	–	–	3,500,000
Issuance costs	–	–	–	–	(2,091,550)	–	–	(2,091,550)
Cashless exercise of warrants and RSU	–	–	178,465	178	(178)	–	–	–
Shares issued for conversion of debt	–	–	600,000	600	299,400	–	–	300,000
Stock-based compensation	–	–	–	–	1,091,167	–	–	1,091,167
Preferred share dividends	1,416	1	–	–	1,416,241	–	(1,416,242)	–
Net loss	–	–	–	–	–	–	(8,978,700)	(8,978,700)
Comprehensive loss	–	–	–	–	–	(3,560,908)	–	(3,560,908)
Balance at June 30, 2022	40,967	$41	16,172,54	$16,172	$85,193,567	$(4,476,394)	$(49,617,678)	$31,115,708

Balance at September 30, 2022	37,700	$38	16,654,573	$16,654	$91,941,757	$(7,365,129)	$(62,827,744)	$21,765,576
Stock-based compensation	–	–	20,750	21	503,084	–	–	503,105
Shares issued for conversion of debt	–	–	600,000	600	299,400	–	–	300,000
Preferred share dividends	–	–	–	–	1,536,969	–	(1,536,969)	–
Net loss	–	–	–	–	–	–	(7,557,765)	(7,557,765
Comprehensive income	–	–	–	–	–	6,356,110	–	6,356,110
Balance at December 31, 2022	37,700	38	17,275,323	17,275	94,281,210	(1,009,019)	(71,922,478)	21,367,026

Common stock issued for cash	–	–	6,372,530	6,373	5,915,609	–	–	5,921,982
Stock-based compensation	–	–	31,500	31	377,664	–	–	377,695
Shares issued for conversion of debt	–	–	1,465,322	1,465	731,196	–	–	732,661
Preferred share dividends	–	–	–	–	1,557,576	–	(1,557,576)	–
Net loss	–	–	–	–	–	–	(4,011,675)	(4,011,675)
Comprehensive income	–	–	–	–	–	1,329,046	–	1,329,046
Balance at March 31, 2023	37,700	38	25,144,675	25,145	102,863,225	320,027	(77,491,729)	25,716,735

Common stock issued for conversion of preferred stock	(5,333)	(6)	9,028,538	9,029	(9,023)	–	–	–
Stock-based compensation	–	–	45,000	45	233,391	–	–	233,436
Reclassification of common stock warrants as liabilities	–	–	–	–	(1,294,638)	–	–	(1,294,638)
Preferred share dividends	–	–	–	–	992,274	–	(992,274)	–
Net loss	–	–	–	–	–	–	(43,730,398)	(43,730,398)
Comprehensive income	–	–	–	–	–	142,779	–	142,779

Balance at June 30, 2023	32,367	$32	34,218,213	$34,218	$102,785,259	$462,306	$(122,214,401)	$(18,932,586)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	For the Nine Months Ended June 30,
	2023	2022

Cash flow from operating activities:
Net loss	$(55,299,838)	$(29,700,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, issuance costs	10,999,866	1,319,608
Amortization of right of use assets	119,563	–
Change in fair value of warrant liabilities	(1,034,400)	–
Depreciation and amortization expense	5,290,082	4,770,509
Stock-based compensation	1,114,236	4,341,090
Impairment loss	32,653,626	–
Derivative loss	142,187	233,397
Foreign exchange loss	2,806,500	50,377
Changes in operating assets and liabilities:
Accounts receivable	822,257	(1,597,324)
Prepaid expenses and other	459,915	(1,566,211)
Accounts payable and accrued liabilities	(5,090,898)	11,853,570
Current lease liabilities	(141,822)	–
Liabilities to users	(396,179)	1,345,100
Net cash used in operating activities	(7,554,905)	(8,950,692)

Cash flow from investing activities:
Purchase of fixed assets	(11,341)	(1,141,449)
Cash paid for business combinations	–	(56,229,526)
Net cash used by investing activities	(11,341)	(57,370,975)

Cash flow from financing activities:
Proceeds from settlement of derivative instruments	973,965	–
Repayment of senior note	(5,000,000)	–
Proceeds from debt issuance, net of issuance costs	–	27,130,837
Proceeds from equity issuance, net of issuance costs	5,921,982	37,014,450
Net cash provided by financing activities	1,895,947	64,145,287

Effect of foreign exchange rates on cash	1,621,876	–

NET CHANGE IN CASH	(4,048,423)	(2,176,380)
CASH AT BEGINNING OF PERIOD	5,486,210	9,064,859
CASH AT END OF PERIOD	$1,437,787	$6,888,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,064,661	$2,493,083

Non-cash transactions
Preferred share dividends	$4,086,819	$3,267,319
Stock warrants issued in connection with Senior Notes	$–	$7,661,382
Reclassification of warrants to liabilities	$1,294,638	$–
Shares issued for conversion of preferred stock	$9,029	$–
Shares issued for conversion of debt and accrued interest	$1,032,661	$412,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization

EBET, Inc. (“EBET” or “the Company”) was formed on September 24, 2020 as a Nevada corporation. EBET is a technology company operating platforms focused on i-gaming including casino, sportsbook and esports events. The Company operates under a Curacao gaming sublicense pursuant to a set of agreements with Aspire Global plc (“Aspire”) as a platform provider allowing EBET to provide online betting services to various countries around the world.

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

Other Events

On April 27, 2023, the Company was notified by its gaming platform operator services provider Aspire that the gaming regulatory authority in Germany had sent a letter received by Aspire on April 25, 2023 stating that Aspire would be required to shut down activity of its gaming operations in Germany effective as of 10 days from receipt of said letter until such time as Aspire was otherwise granted a license to operate in Germany. Aspire informed the Company that although it sought an extension of the requested shutdown deadline, it was not successful in receiving an extension of time and/or any form of other relief from this request. In order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023 and as a result the gaming websites owned by the Company that operate in Germany were shut down on that date. During the nine months ended June 30, 2023 and 2022 revenue generated in German markets was $9,686,372 and $12,806,072, respectively. During the same periods gross profit contributed from the German markets was $2,775,605 and $2,967,251, respectively.

On June 28, 2023, based on the approval of the Strategic Alternatives Committee, that committee’s favorable recommendation to the Board, and the Board’s subsequent approval, the Company hired Houlihan Lokey Capital, Inc. (“Houlihan”) as the Company’s exclusive financial advisor to provide financial advisory and investment banking services in connection with one or more of a sale, recapitalization, restructuring or any other financial transactions involving the Company. The continued engagement of Houlihan is required by the Lender during the term of the Forbearance Agreement described in Note 4 below.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying unaudited financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the nine months ended June 30, 2023, are not necessarily indicative of the final results that may be expected for the year ended September 30, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2022 included in our Form 10-K filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Accounts Receivable

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. Accounts receivable consists primarily of amounts due from our platform provider. The receivable balance as of September 30, 2022 owed to the Company represents the net amount owed to the Company by Aspire related to the strategic agreement for the Company’s i-gaming platform and is stated at historical cost less any allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of June 30, 2023 and September 30, 2022.

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

Impairment of Long-Lived Assets

Long-lived assets consist of software and equipment, finite-lived acquired intangible assets, such as license agreements, and indefinite-lived assets such as internet domain names. Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. As of June 30, 2023, the Company determined that it’s intangible assets and goodwill were impaired and recognized an impairment loss of $32,653,626.

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

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Operating Leases:
Operating lease right-of-use assets	$22,740	$129,975
Right of use liability operating lease current portion	–	129,974
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$–	$129,974

The Company has no remaining lease payments under its operating lease. Operating lease expense was $43,564 and $42,613 during the nine months ended June 30, 2023 and 2022, respectively. Operating lease expense was $127,174 and $133,231 during the nine months ended June 30, 2023 and 2022, respectively.

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

No single customer accounted for more than 10% of revenue for the three and nine months ended June 30, 2023 or 2022. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of June 30, 2023 and September 30, 2022 based on the three-tier fair value hierarchy:

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$1,437,787	$–	$–
Total assets	1,437,787	–	–

Liabilities
Senior Notes, net of discount	–	26,086,927	–
Note due to Aspire	–	12,617,111	–
Convertible notes payable, net of discount	–	681,891	–
Other notes payable, net of discount	–	546,634	–
Warrant liabilities	–	–	260,238
Total liabilities	$–	$39,932,563	$260,238

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$5,486,210	$–	$–
Derivative asset	–	1,116,153	–
Total assets	5,486,210	1,116,153	–

Liabilities
Senior Notes, net of discount	–	19,595,694	–
Note due to Aspire	–	10,636,343	–
Convertible notes payable, net of discount	–	1,606,891	–
Other notes payable, net of discount	–	509,520	–
Total liabilities	$–	$32,348,448	$–

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

The Company entered into foreign exchange forward contracts to mitigate the change in fair value of specific liabilities and cash flows on the Consolidated Balance Sheets that were denominated in Euros related to the acquisition of the Aspire B2C business in November 2021. These undesignated hedging instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other income (expense), net. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The total notional amount of outstanding undesignated derivative instruments was $16,050,000 as of September 30, 2022. During the nine months ended June 30, 2023, the Company settled all of its foreign exchange forward contracts, receiving cash proceeds of $973,965 and recognized a loss of $142,187. The Company recognized a loss on derivative instruments of $203,116 during the nine months ended June 30, 2022.

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

Unaudited Proforma Information

The following schedule contains pro-forma consolidated results of operations for the three months and nine months ended June 30, 2023 and 2022 as if the Aspire B2C acquisition occurred on October 1, 2021. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2021, or of results that may occur in the future.

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$7,974,517	$18,168,515	$33,962,971	$54,342,568
Operating loss	(34,728,303)	(6,991,597)	(37,847,670)	(23,747,079)
Net loss	(43,730,398)	(8,978,699)	(55,299,838)	(30,971,308)
Net loss attributable to common shareholders	(44,722,672)	(10,402,922)	(59,386,657)	(35,172,147)
Loss per common share - basic and diluted	$(1.73)	(0.73)	$(2.71)	(2.47)

The most significant proforma adjustments relate to annual interest on the Senior Notes and Note to Aspire issued in connection with the acquisition, amortization expense of the estimated intangible assets recognized as part of the purchase price allocation, and the preferred dividends incurred in connection with the financing of the acquisition.

NOTE 4 – BORROWINGS

The following is a summary of borrowings outstanding as at June 30, 2023 and September 30, 2022:

			June 30, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior notes	15%	USD	26,086,927	26,086,927	–	–	–	26,086,927
Note due to Aspire	10%	EUR	10,000,000	10,866,000	–	1,751,133	–	12,617,133
Convertible notes	10%	USD	681,891	681,891	–	–	–	681,891
Other	0%	USD	675,000	675,000	(128,366)	–	–	546,634
Total borrowings				38,309,818	(128,366)	1,751,133	–	39,932,585

Current								39,385,951
Long-term								546,634
Total borrowings								39,932,585

			September 30, 2022
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior notes	15%	USD	30,558,446	30,558,446	(8,526,776)	–	(2,435,976)	19,595,694
Note due to Aspire	10%	EUR	10,000,000	9,748,000	–	888,343	–	10,636,343
Convertible notes	10%	USD	1,606,891	1,606,891	–	–	–	1,606,891
Other	0%	USD	675,000	675,000	(165,480)	–	–	509,520
Total borrowings				42,588,337	(8,692,256)	888,343	(2,435,976)	32,348,448

Current								21,202,585
Long-term								11,145,863
Total borrowings								32,348,448

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

As of March 31, 2022, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver was contingent on the completion of an equity raise of $3.5 million, which was completed in June 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company agreed to amend the Senior Notes such that $5 million of principal loan balance becomes convertible at $3.58 per share commencing after the Company raises the $5,000,000 of common equity (including the foregoing $3.5 million). On February 2, 2023, the conversion option became exercisable upon closing of the offering that generated $6,500,000 of gross proceeds.

In connection with the Loan, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase 1,567,840 shares of Company common stock at an initial exercise price of $25.00 per share expiring on the earlier to occur of (i) five years following the issue date or (ii) the second anniversary of the satisfaction of all obligations of the Company under the Credit Agreement. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. In addition, the exercise price of the Lender Warrant is subject to “weighted-average” anti-dilution protection for issuances by the Company below the exercise price (other than certain defined exempt issuances), and, upon shareholder approval, which was received on February 9, 2022, the number of shares underlying the Lender Warrant shall also be adjusted for issuances to which the “weighted-average” anti-dilution protection applies. Pursuant to the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the number of shares underlying the warrant increased to 1,654,538 and the exercise price was reduced to $23.69. Pursuant to the foregoing anti-dilution provision, in connection with the $6.5 million offering completed in February 2023, the number of shares underlying the warrant increased to 2,312,449 and the exercise price was reduced to $16.95. The Lender will not have the right to exercise any portion of the Lender Warrant if the Lender (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Company common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Lender Warrant, which beneficial ownership amount, at the election of the Lender may be increased to any other percentage not in excess of 19.99% as specified by the Lender. If a fundamental transaction occurs, then the successor entity will succeed to, and be substituted for the Company, and will assume all of the Company’s obligations under the Lender Warrant with the same effect as if such successor entity had been named in the Lender Warrant itself.

On September 2, 2022, the Lender provided the Company with a limited waiver of the Senior Note covenants until September 30, 2022 in exchange for a one-time payment of $151,158 to be added to the principal amount of the Senior Note. In addition, the Senior Note required the Company to maintain a minimum balance of $4.0 million in the account utilized to collect the revenues from the Company’s i-gaming business. On September 30, 2022, the Lender provided the Company with a limited waiver of these covenants until October 31, 2022 in exchange for a one-time payment of $152,032 to be added to the principal amount of the Senior Note. In addition, the Senior Note required the Company to maintain a minimum balance of $5.0 million in the account utilized to collect the revenues from the Company’s i-gaming business.

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

On January 9, 2023, the Lender provided the Company with a limited waiver of these covenants until January 31, 2023 and required a principal payment of $3,000,000 which was made on January 10, 2023. This waiver and principal payment reduced the minimum balance in the account to $2,000,000. On January 31, 2023, the Lender provided the Company with a limited waiver of these covenants until February 17, 2023. On February 1, 2023, the Lender provided the Company with a further limited waiver of these covenants until April 28, 2023. On April 28, 2023, the Lender provided the Company with a further limited waiver of these covenants until May 12, 2023. On May 12, 2023, the Lender provided the Company with a further limited waiver of these covenants until May 26, 2023. On May 26, 2023, the Lender provided the Company with a limited waiver of these covenants until June 9, 2023. On June 9, 2023, the Lender provided the Company with a limited waiver of these covenants until June 20, 2023. On June 20, 2023, the Lender provided the Company with a limited waiver of these covenants until June 30, 2023.

On June 30, 2023, the Company, the subsidiaries of the Company and the Lender entered into a forbearance agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Company acknowledged, among other items, that, as June 30, 2023, it was in default under the Credit Agreement, the Lender had the right to accelerate the Loan, and the Lender had the right to impose the default rate of interest under the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising its rights and remedies against the Company and the Guarantors under the Credit Documents until the earlier of September 15, 2023, which may be extended by the Lender, or until a termination event occurs pursuant to the Forbearance Agreement. A termination event under the Forbearance Agreement consists of the filing of a bankruptcy proceeding by the Company or any Guarantor, the occurrence of a new event of default under the Credit Agreement, or the failure by the Company or any Guarantor to perform any material requirement, covenant, or obligation under the Forbearance Agreement. During the forbearance period, the Lender agreed, among other items, not to accelerate the Loan, initiate any bankruptcy filings, or apply any default rates of interest. As partial consideration for the Lender agreeing to enter into the Forbearance Agreement, the Company paid a forbearance fee equal to 50 basis points of the outstanding principal amount of the Loan (or $130,425), which amount was added to the principal balance of the loan. In addition, on June 30, 2023, the Company made a prepayment of the Loan in the amount of $2.0 million, which in turn reduced the minimum cash balance requirement under the Credit Agreement to $0.

In connection with the Forbearance Agreement, the Lender agreed to provide the Company with a revolving line of credit in the amount of $2.0 million (the “Revolving Note”), with any advances under the Revolving Note to be made in the sole discretion of the Lender. The Revolving Note will have a maturity date of November 29, 2024 and carry an interest rate of 15.0% per annum, provided that upon an occurrence of default the interest rate will increase to the default rate under the Loan. The Revolving Note shall be an Obligation as defined in the Credit Agreement and as such shall be secured by the collateral in which the Company and the Guarantors have granted liens and security interests to the Lender in connection with the Loan. All discretionary advances shall terminate automatically and all outstanding principal together with accrued but unpaid interest and fees shall become immediately due and payable, without notice to or action by any party, on the earlier of the termination date of the Forbearance Agreement, or the maturity date of the Revolving Note, unless otherwise extended by the Lender. As of June 30, 2023, there was no outstanding balance on the Revolving Note.

As a result of the event of default on the Senior Note, the Company amortized all remaining debt discount and debt issuance costs associated with the Senior Note. During the three months ended June 30, 2023 and 2022, the Company recognized interest expense of $8,432,886 and $1,596,244, respectively, from the amortization debt discount and debt issuance costs related to the Senior Note. During the nine months ended June 30, 2023 and 2022, the Company recognized interest expense of $10,962,752 and $2,942,169, respectively, from the amortization debt discount and debt issuance costs related to the Senior Note. There was no unamortized debt discount and debt issuance costs as of June 30, 2023.

Note due to Aspire

The Note provides for an interest rate of 10% per annum. The maturity date of the Note will be the earlier of that date which is four years from the issuance date or a liquidity event. The Note will require repayment of the principal amount plus any accrued interest in three equal installments, payable annually starting on the second anniversary after issuance. No interest payment shall be due until that date which is the last day of the end of the second-year anniversary of issuance should the Note remain unpaid at such time. Should the Note remain unpaid at the second-year anniversary, the total accrued interest due at that time shall be paid at the second-year anniversary for accrued interest for the period from the issuance date through the second-year anniversary date. Thereafter, and on each annual anniversary date thereafter, the interest due for the prior annual period shall be paid. Notwithstanding the foregoing, if the Company owes greater than $15,000,000 under the Credit Agreement, then the parties agree that the Company shall repay any principal amount plus any accrued interest due through the issuance of Company common stock in lieu of any cash payment and the amount of said common stock shares to be issued by the Company shall be determined by using the Conversion Price as defined below. Should an event of default occur on the Note, then at the election of Aspire, either (i) the Operator Services Agreement will be amended such that the fees payable shall increase by 5% during the continuation of the event of default, or (ii) Aspire may elect to convert the entire outstanding principal amount plus any accrued interest into shares of common stock of the Company at a price per share based on the weighted-average per-share price for the ten trading days prior to the date of the occurrence of the event of default (“Conversion Price”). In no event shall the Conversion Price be lower than $18.00 per share (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof) and the total maximum number of shares of common stock that may be issued to Aspire upon any such conversion in the aggregate shall be 650,000 shares (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof). As a result of the default on the Senior Note and the Forbearance Agreement described above, a potential event of default exists pursuant to the terms of the Note, and as such as classified all principal and interest as a current liability.

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

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the twelve months ended September 30, 2021, a total of $187,500 of principal was converted into 375,000 shares of common stock. During the year ended September 30, 2022, a total of $305,609 of principal and $106,891 of accrued interest was converted into 825,000 shares of common stock. During the nine months ended June 30, 2023, a total of $925,000 of principal and $107,661 of accrued interest was converted into 1,465,322 shares of common stock. As of June 30, 2023, the outstanding principal and accrued interest balance of the convertible notes was $681,891 and $93,286, respectively.

During the three months ended June 30, 2023 and 2022, the Company recorded a charge of $12,663 and $11,430, respectively, in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above. During the nine months ended June 30, 2023 and 2022, the Company recorded a charge of $37,114 and $33,793, respectively, in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Shares issued in the current year

On February 2, 2023 the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with several institutional and accredited investors to issue, in an offering (the “February Offering”): (i) 6,372,530 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase up to an aggregate of 6,372,530 shares of Common Stock (the “Warrants”). The combined purchase price of one share of Common Stock and accompanying Warrant was $1.02.

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

On February 2, 2023, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with WestPark Capital, Inc. (the “WestPark”), pursuant to which the Company has agreed to pay WestPark an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the transaction. In addition, the Company agreed to pay to WestPark on the Closing Date a cash fee equal to 1.0% of gross proceeds received by the Company from the sale of the securities in the transaction for non-accountable expenses. The Company also agreed to pay WestPark up to $50,000 of fees and other expenses.

The Company received gross proceeds of $6,500,000 and paid fees and expenses of $577,018.

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

During the nine months ended June 30, 2023, the Company issued 2,065,322 shares pursuant to a conversion of principal of $925,000 and accrued interest of $107,661 on its convertible notes.

During the nine months ended June 30, 2023, the Company issued 9,028,538 shares pursuant to the conversion of 5,333 shares of Preferred Stock

During the nine months ended June 30, 2023, the Company issued 97,250 shares related to vesting of restricted stock units by employees.

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

Pursuant to the Subscription Agreement, the Company has obtained shareholder approval of the conversion of the Preferred Stock and Warrants into Company common stock in compliance with the rules and regulations of the Nasdaq Stock Market (“Shareholder Approval”). The Preferred Stockholders are entitled to receive dividends, at a rate of 14.0% per annum, which shall be payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance date. With limited exceptions, the Preferred Stockholders will have no voting rights. The dividends can be paid in either cash or in the issuance of additional preferred shares. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company available to shareholders, an amount equal to the greater of: (i) the purchase price for each share of Preferred Stock then held, or (ii) the amount the holders would have received had the holders fully converted the Preferred Stock to Company common stock, in each case, before any distribution or payment shall be made to the holders of the Company’s common stock. The Preferred Stock was convertible into Company common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. Pursuant to the terms of the Preferred Stock, on April 28, 2023, the conversion price of the Preferred Stock was reduced from $28.00 per share to $0.71 per share. During the six months ended June 30, 2023, the Company has received conversion notices with respect to 5,333 shares of Preferred Stock, resulting in the issuance of 9,028,538 shares of common stock. As of June 30, 2023, there were 32,367 shares of Preferred Stock outstanding.

In addition, on July 31, 2023, and October 31, 2023 (each an “Adjustment Date”), the Conversion Price was to be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. Pursuant to the terms of the Preferred Stock, on July 31, 2023, the conversion price of the Preferred Stock was reduced to $0.086 per share.

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

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to preference shareholders, its lender and convertible notes issued during the nine months ended June 30, 2023. The following table summarizes warrant activity during the nine months ended June 30, 2023:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2022	6,033,365	$9.14	4.01
Granted	7,030,441	2.51	5.33
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at June 30, 2023	13,063,806	$4.07	4.17
Exercisable at June 30, 2023	13,063,806	$4.07	4.17

At June 30, 2023, the outstanding and exercisable common stock warrants had no intrinsic value.

As a result of the reset of the conversion price of the Company’s preferred stock to $0.71 on April 28, 2023 as disclosed above, as of June 30, 2023 the Company had insufficient shares to settle its equity-linked instruments until it increased its authorized shares of Company common stock in July 2023. The Company applied a sequencing approach to determine which instruments may not be settled in shares based on the Company’s current authorized shares of common stock and should be accounted for as derivatives under ASC 815. The Company ordered its equity-linked instruments in order of issuance date, excluding employee awards that are not within the scope of ASC 815. Based on this analysis, the Company determined the 6,372,530 common stock warrants issued in connection with the sale of common stock on February 6, 2023 should be accounted for as liabilities at fair value. The Company estimated the fair value at April 28, 2023 using a Black Scholes option pricing model and the following inputs: 1) exercise price of $1.02; 2) volatility based on a peer group of companies of 89%; 3) risk-free rate of 3.51%; 4) dividend yield of 0% and 5) expected term of 5.3 years. The Company reclassified $1,294,638 from additional paid in capital to the warrant liability. The Company estimated the fair value as of June 30, 2023 to be $260,238 using the following assumptions: 1) exercise price of $1.02; 2) volatility based on a peer group of companies of 89%; 3) risk-free rate of 4.13%; 4) dividend yield of 0% and 5) expected term of 5.1 years.

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

The number of shares of the common stock that may be issued under the 2020 Plan is 5,000,000. As of June 30, 2023, the Company had awarded a total of 2,060,144 share awards under the 2020 Plan, with 2,939,856 remaining under the 2020 Plan. On July 26, 2023, the Company amended the 2020 Plan to increase the number of shares of common stock that may be issued under the 2020 Plan to 7,500,000.

Common Stock Awards

The Company has historically awarded restricted units that convert into common stock to various employees, consultants and officers under the 2020 Plan that will vest annually over a period of one to four years from the date of issuance. At June 30, 2023, the Company had 298,750 restricted stock units outstanding. During the nine months ended June 30, 2023, 97,250 restricted stock units were converted into shares of common stock.

During the nine months ended June 30, 2023 and 2022, the Company recognized a total of $827,694 and $3,125,498 of stock-based compensation expense, respectively, related to common stock awards and expects to recognize additional compensation cost of $1,910,443 upon vesting of all awards.

Options

The following table summarizes option activity during the nine months ended June 30, 2023:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2022	1,977,000	$2.25	7.33
Granted	–	–	–
Cancelled	(781,250)	1.78	7.06
Expired	–	–	–
Exercised	–	–	–
Outstanding at June 30, 2023	1,195,750	$2.55	6.44
Exercisable at June 30, 2023	842,500	$1.71	5.36

During the nine months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $284,183 and $1,215,592, respectively, related to common stock options awarded. The exercisable common stock options had no intrinsic value as of June 30, 2023. The Company expects to recognize an additional $535,155 of compensation cost related to stock options expected to vest.

NOTE 6 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Software	$328,902	$391,851
Furniture and fixtures	524,890	368,432
Total fixed assets	853,792	760,283
Accumulated depreciation	(505,975)	(213,875)
Fixed assets, net	$347,817	$546,408

Depreciation expense was $271,347 and $68,987 for the nine months ended June 30, 2023 and 2022, respectively.

Intangible Assets – Aspire b2C Acquisition

As disclosed in Note 3, the Company acquired intangible assets as part of the Aspire B2C Business acquisition. The acquired intangibles consisted of the following as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Trademarks and tradenames, indefinite lives	$3,230,000	$14,232,080
Trademarks and tradenames, three year lives	5,826,014	4,562,064
Customer relationships	12,113,607	13,910,396
Other	15,224	10,493
Total acquired intangibles	21,184,845	32,715,033
Accumulated amortization	(10,905,427)	(5,169,704)
Acquired intangible assets, net	$10,279,418	$27,545,329

The Karamba trademarks and tradenames represent approximately 75% of the total of the acquired intangibles and have an indefinite useful life. As of June 30, 2023, the Company determined that its intangible assets and goodwill were impaired as a result of the loss of the gaming websites owned by the Company that operate in Germany after being shut down in May 2023. The Company recognized a total impairment loss of $32,653,626, consisting of $17,367,817 related to goodwill and $15,285,809 related to intangible assets, primarily indefinite lived assets and customer relationships. The remaining trademarks and tradenames and customer relationships are amortized over an estimated useful life of three years. Amortization expense on the Aspire intangible assets was $5,018,736 and $4,701,522, respectively, for the nine months ended June 30, 2023 and 2022. Amortization for the year ended September 30, 2023, 2024 and 2025 is expected to be approximately $6,114,685, $4,383,796 and $7630,633, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Financial Advisor’s Claims

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor (collectively the “Claims”). The fees the Company expects to pay are accrued in the accompanying balance sheet. On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The Statement of Claim alleged damages of $5.7 million and sought a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. On August 4, 2022, EBET, Inc. counterclaimed against Boustead Securities, LLC for tortious interference with prospective economic advantage and demanded damages and attorneys’ fees in an amount to be determined. Boustead Securities, LLC’s current Second Amended Statement of Claim, filed on May 24, 2023, alleges $12 million in damages and no longer seeks declaratory relief. In response to Boustead Securities, LLC’s Second Amended Statement of Claim, Company maintains its counterclaim and all affirmative defenses previously asserted. The case is ongoing, with a hearing before a 3-arbitrator panel initially scheduled for July 19, 2023, but now continued to November 6, 2023. Arbitration is inherently unpredictable. However, the Company believes that it has meritorious defenses to a portion of the alleged fee claim asserted and to the claim that the Company has any obligations pursuant to a right of first refusal between the parties. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of this matter.

Other Commitments

During June 2023, the Compensation Committee of the Company’s Board of Directors, the recently formed Strategic Alternatives Committee of the Board, and the Board reviewed and considered, and discussed with the Company’s executive officers, a plan to retain the Company’s executives through the conclusion of the Company’s strategic process by providing these officers with appropriate financial incentives to do so. In that regard, the Board and the Committees considered advice provided by the Company’s compensation consultant, Frederick W. Cook & Co., Inc. (“FW Cook”) and used FW Cook’s recommendations as part of their decision-making process in arriving at what the Board and the Committees regard as appropriate to achieve the Company’s retention goals. On June 30, 2023, the Compensation Committee and the Strategic Alternatives Committee reviewed and approved an executive retention plan, the Strategic Alternatives Committee recommended that the full Board approve it, and the Board did so. On June 30, 2023, the Compensation Committee and the Strategic Alternatives Committee reviewed and approved the payment of compensation to members of the Strategic Alternatives Committee in addition to the Company’s standard compensation arrangements for non-employee directors, the Strategic Alternatives Committee recommended that the full Board approve it, and the Board did so. The directors who are members of the Strategic Alternatives Committee are Christopher Downs (the Chairman), Dennis Neilander and Michael Nicklas. Under this plan, the Chairman of the committee will receive a monthly retainer of $15,000 and the other two members of the committee will receive a monthly retainer of $12,000. These fee arrangements will be reevaluated if the committee remains in place after six months.

Following the approval of the executive retention plan by the Committees and the Board and in accordance with the executive retention plan, on June 30, 2023, the Company agreed to enter into amendments to the employment agreements (each, a “Retention Letter”), with each of Aaron Speach, the Company’s Chief Executive Officer, and Matthew Lourie, the Company’s Chief Financial Officer.

Pursuant to the Retention Letters,

(a)	Mr. Speach will be entitled to receive a cash retention bonus of $175,000 payable 20% upon execution of the Retention Letter, 40% after three months, and the remainder after six months, and

(b)	Mr. Lourie will be entitled to an increase in his base salary to $320,000 and to receive a cash retention bonus of $240,000 payable 20% upon execution of the Retention Letter, 30% after three months, 30% after six months, and the remainder after nine months.

Any unpaid retention bonus will be paid earlier if the Company completes a strategic transaction (a “Transaction”), or if the executive is terminated without “cause”.

In addition, pursuant to the Retention Letters, each of Mr. Speach and Mr. Lourie will be eligible to receive a cash transaction bonus equal to 0.95% of the gross proceeds of any Transaction, provided that the net proceeds from the Transaction are at least $26.0 million; and further provided that the executive may receive an additional 0.25% of the gross proceeds if the net proceeds from the Transaction are not less than the amount that would result in (a) the Company repaying its outstanding debt and all trade creditors, and (b) the Series A preferred holders and common shareholders receiving consideration of not less than the value of their equity holdings as of June 30, 2023 (the “Deal Threshold”).

If Mr. Speach and Mr. Lourie are terminated without “cause” prior to June 30, 2024, the Company agreed to pay a cash severance payment of:

(a)	with respect to Mr. Speach, the greater of 1.0 times Mr. Speach’s base salary or the severance payable pursuant to Mr. Speach’s current employment agreement; and

(b)	with respect to Mr. Lourie, 0.5 times Mr. Lourie’s base salary.

In addition to the amounts payable to Messrs. Speach and Lourie set forth above, the Company also agreed on June 30, 2023 to pay additional retention bonuses under the executive retention plan to two consultants and advisors of up to $310,000, in the aggregate, and additional cash transaction bonuses equal to 1.9% of the gross proceeds of any Transaction, provided that the net proceeds from the Transaction are at least $26.0 million; and provided further that an additional 0.50% of the gross proceeds will be payable if the net proceeds from the Transaction are not less than the Deal Threshold.

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

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net loss	$(43,730,398)	$(8,978,700)	$(55,299,838)	$(29,700,808)
Preferred stock dividends	(992,274)	(1,416,242)	(4,086,819)	(3,267,319)
Net loss attributable to common stockholders	$(44,722,672)	$(10,394,942)	$(59,386,657)	$(32,968,127)

Denominator:
Basic and diluted weighted average common shares	25,908,005	14,842,497	21,896,714	14,267,461
Basic and diluted net loss per common share	$(1.73)	$(0.70)	$(2.71)	$(2.31)

NOTE 9 – TRANSACTION WITH RELATED PARTIES

The Company engaged a firm owned by Matthew Lourie, the Company’s Chief Financial Officer to provide financial reporting services. For the nine months ended June 30, 2023 and 2022, the Company incurred consulting fees of $83,300 and $19,624, respectively.

NOTE 10 –SUBSEQUENT EVENTS

Subsequent to June 30, 2023, a total of 22,030 shares of Preferred Stock were converted into 96,499,500 shares of common stock. Pursuant to the terms of the Preferred Stock, on July 31, 2023, the conversion price of the Preferred Stock was reduced to $0.086 per share. As of August 14, 2023, 10,337 shares of Preferred Stock remain outstanding that are convertible into 147,867,809 shares of common stock.

After being adjourned on April 27, 2023, May 8, 2023 and May 26, 2023, the 2023 annual meeting of stockholders (the “Annual Meeting”) of the Company was reconvened on July 26, 2023. At the Annual Meeting the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 500,000,000 (the “Authorized Share Increase”). An amendment to the Company's Articles of Incorporation (the “Certificate of Amendment”) was filed with the Secretary of State of the State of Nevada to effect the Authorized Share Increase on July 27, 2023.

As previously reported, on November 21, 2022, EBET, Inc. (the “Company”) received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company was provided an initial period of 180 calendar days to regain compliance with the Bid Price Rule. The Company requested an additional 180 days in which to regain compliance, and on May 23, 2023 the Company received notice from Nasdaq informing the Company that it had been granted an additional 180-day period, or until November 20, 2023, to regain compliance with the minimum bid price requirement.

On July 31, 2023, the Company was notified by the Staff that it had determined that the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days from July 17, 2023 through July 28, 2023. Accordingly, since the Company was subject to the provisions set forth under Listing Rule 5810(c)(3)(A)(iii), the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market.

The Staff letter stated that unless the Company requests an appeal of the Staff’s determination, trading of the Company’s common stock will be suspended at the opening of business on August 9, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

The Company plans to timely submit a hearing request to Nasdaq’s Hearings Department, which will stay the suspension of the Company’s common stock and the filing of the Form 25-NSE pending the panel’s decision.

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

The acquisition of Aspire’s B2C business provides the following strategic benefits:

•	ownership of a portfolio of B2C proprietary online casino and sportsbook brands consisting of Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP;

•	market access for our esports products in key regulated markets including the United Kingdom, Germany, Ireland, Malta, and Denmark, among others, allowing us to cross-sell esports wagering opportunities;

•	enhanced strategic partnership with Aspire who provides the on-line gaming platform and a managed services offering, including customer service, customer on-boarding and payment processing ensuring operational stability and continuity.

Our gaming sub-license from the Curacao Gaming Authority and the licenses made available to us from the acquisition of the Aspire B2C business allows us to accept esports and sports wagers from residents around the world.

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

Recent Developments

On April 27, 2023, the Company was notified by its gaming platform operator services provider Aspire Global plc (“Aspire”) that the gaming regulatory authority in Germany had sent a letter received by Aspire on April 25, 2023 stating that Aspire would be required to shut down activity of its gaming operations in Germany effective as of 10 days from receipt of said letter until such time as Aspire was otherwise granted a license to operate in Germany. Aspire informed the Company that although it sought an extension of the requested shutdown deadline, it was not successful in receiving an extension of time and/or any form of other relief from this request. In order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023 and as a result the gaming websites owned by the Company that operate in Germany were shut down on that date.  During the nine months ended June 30, 2023 and 2022 revenue generated in German markets was $9,686,372 and $12,806,072, respectively.  During the same periods gross profit contributed from the German markets was $2,775,605 and $2,967,251, respectively. As of June 30, 2023, the Company determined that its intangible assets and goodwill were impaired as a result of the loss of the gaming websites owned by the Company that operate in Germany after being shut down in May 2023. The Company recognized a total impairment loss of $32,653,626, consisting of $17,367,817 related to goodwill and $15,285,809 related to intangible assets, primarily indefinite lived assets and customer relationships.

On June 7, 2023, the Board of Directors of the Company created a Strategic Alternatives Committee to review and evaluate potential strategic alternatives in its sole discretion and exercise related powers that are typical of such committees. The directors who are members of the Strategic Alternatives Committee are Christopher Downs (the Chairman), Dennis Neilander and Michael Nicklas. On June 30, 2023, the Compensation Committee and the Strategic Alternatives Committee reviewed and approved the payment of compensation to members of the Strategic Alternatives Committee in addition to the Company’s standard compensation arrangements for non-employee directors, the Strategic Alternatives Committee recommended that the full Board approve it, and the Board did so. Under this plan, the Chairman of the committee will receive a monthly retainer of $15,000 and the other two members of the committee will receive a monthly retainer of $12,000. These fee arrangements will be reevaluated if the committee remains in place after six months.

On June 28, 2023, based on the approval of the Strategic Alternatives Committee, that committee’s favorable recommendation to the Board, and the Board’s subsequent approval, the Company hired Houlihan Lokey Capital, Inc. (“Houlihan”) as the Company’s exclusive financial advisor to provide financial advisory and investment banking services in connection with one or more of a sale, recapitalization, restructuring or any other financial transactions involving the Company. The continued engagement of Houlihan is required by the Lender during the term of the Forbearance Agreement

On June 30, 2023, the Company, the subsidiaries of the Company and the Lender entered into the Forbearance Agreement. Pursuant to the Forbearance Agreement, the Company acknowledged, among other items, that, as June 30, 2023, it was in default under the Credit Agreement, the Lender had the right to accelerate the Loan, and the Lender had the right to impose the default rate of interest under the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising its rights and remedies against the Company and the Guarantors under the Credit Documents until the earlier of September 15, 2023, which may be extended by the Lender, or until a termination event occurs pursuant to the Forbearance Agreement. A termination event under the Forbearance Agreement consists of the filing of a bankruptcy proceeding by the Company or any Guarantor, the occurrence of a new event of default under the Credit Agreement, or the failure by the Company or any Guarantor to perform any material requirement, covenant, or obligation under the Forbearance Agreement. During the forbearance period, the Lender agreed, among other items, not to accelerate the Loan, initiate any bankruptcy filings, or apply any default rates of interest. As partial consideration for the Lender agreeing to enter into the Forbearance Agreement, the Company paid a forbearance fee equal to 50 basis points of the outstanding principal amount of the Loan (or $130,425), which amount was added to the principal balance of the loan. In addition, on June 30, 2023, the Company made a prepayment of the Loan in the amount of $2.0 million, which in turn reduced the minimum cash balance requirement under the Credit Agreement to $0.

In connection with the Forbearance Agreement, the Lender agreed to provide the Company with a revolving line of credit in the amount of $2.0 million (the “Revolving Note”), with any advances under the Revolving Note to be made in the sole discretion of the Lender. The Revolving Note will have a maturity date of November 29, 2024 and carry an interest rate of 15.0% per annum, provided that upon an occurrence of default the interest rate will increase to the default rate under the Loan. The Revolving Note shall be an Obligation as defined in the Credit Agreement and as such shall be secured by the collateral in which the Company and the Guarantors have granted liens and security interests to the Lender in connection with the Loan. All discretionary advances shall terminate automatically and all outstanding principal together with accrued but unpaid interest and fees shall become immediately due and payable, without notice to or action by any party, on the earlier of the termination date of the Forbearance Agreement, or the maturity date of the Revolving Note, unless otherwise extended by the Lender.

As previously reported, on November 21, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company was provided an initial period of 180 calendar days to regain compliance with the Bid Price Rule. The Company requested an additional 180 days in which to regain compliance, and on May 23, 2023 the Company received notice from Nasdaq informing the Company that it had been granted an additional 180-day period, or until November 20, 2023, to regain compliance with the minimum bid price requirement.

On July 31, 2023, the Company was notified by the Staff that it had determined that the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days from July 17, 2023 through July 28, 2023. Accordingly, since the Company was subject to the provisions set forth under Listing Rule 5810(c)(3)(A)(iii), the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market.

The Staff letter stated that unless the Company requests an appeal of the Staff’s determination, trading of the Company’s common stock will be suspended at the opening of business on August 9, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

The Company plans to timely submit a hearing request to Nasdaq’s Hearings Department, which will stay the suspension of the Company’s common stock and the filing of the Form 25-NSE pending the panel’s decision

Results of Operations for the Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended June 30,
	2023		2022
	$	%	$	%

Revenue	$7,974,517	100%	$18,168,515	100%
Cost of revenue	(4,203,293)	53%	(10,918,796)	60%

Gross profit	3,771,224	47%	7,249,719	40%

Operating expenses:
Sales and marketing expenses	1,980,211	25%	9,262,851	51%
Product and technology expenses	280,201	4%	1,115,165	6%
Acquisition costs	–	0%	–	0%
Impairment	32,653,626	409%	–	0%
General and administrative expenses	3,585,489	45%	3,863,298	21%
Total operating expenses	38,499,527	483%	14,241,314	78%

Loss from operations	(34,728,303)	435%	(6,991,595)	38%

Other expenses:
Interest expense	(9,824,363)	123%	(1,790,520)	10%
Loss on derivative instruments	–	0%	(130,033)	1%
Change in fair value of warrant liabilities	1,034,400	13%	–	0%
Foreign currency loss and other	(212,132)	3%	(66,553)	0%
Total other expense	(9,002,095)	113%	(1,987,105)	11%

Loss before provision for income taxes	(43,730,398)	548%	(8,978,700)	49%
Provision for income taxes	–	0%	–	0%

Net loss	$(43,730,398)	548%	$(8,978,700)	49%

Revenue

For the three months ended June 30, 2023, we generated $7,974,517 in revenue compared to $18,168,515 in revenue during the three months ended June 30, 2022. The decrease in revenue in the three months ended June 30, 2023, when compared with the same period in the prior year, was driven by the loss of the Company’s operations in Germany, and a shift in the Company’s focus on higher margin revenue sources. As a result of the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts have been curtailed, which have adversely impacted revenue growth since the restructuring. In addition, the loss of operations in Germany in May 2023 will materially impact the Company’s ongoing revenue generation.

Cost of Revenue

During the three months ended June 30, 2023, cost of sales was $4,203,293 as compared with $10,918,796 in the same period in the prior year. The decrease in cost of sales is due to the decline on volume of revenue disclosed above. The improvement in gross profit percentage is a result of the Company’s restructuring efforts to reduce costs and increase efficiencies. Cost of revenue consists of third-party costs associated with the betting software platform and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $1,980,211 for the three months ended June 30, 2023 compared to $9,262,851 for the three months ended June 30, 2022, a decrease of $7,282,640. As a percentage of revenue sales and marketing expense was 25% in the three months ended June 30, 2023 compared to 51% in the three months ended June 30, 2022. The dramatic improvement is the result of a shift in focus on higher margin revenue sources. Further the decrease in sales and marketing expense is driven by the Company’s efforts to streamline operations and a result of the reduction in headcount over the past year. Sales and marketing expenses also included $100,568 and $598,677 of stock-based compensation costs to employees and consultants for the three months ended June 30, 2023 and 2022, respectively, and payroll costs of $171,399 and $947,155, respectively, for the three months ended June 30, 2023 and 2022, respectively. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $280,201 for the three months ended June 30, 2023 compared to $1,115,165 for the three months ended June 30, 2022, a decrease of $834,964. The decrease is due to decreased spending related to development of the esports operations that were abandoned in the fourth quarter of fiscal 2022. Product and technology expenses for the three months ended June 30, 2023, included payroll-related costs of $180,110, stock-based compensation of $20,694 and other development costs of $79,397 consisting primarily of consulting and other development costs. Product and technology expenses for the three months ended June 30, 2022, included payroll-related costs of $874,750, stock-based compensation of $102,676 and other development costs of $137,740 consisting primarily of consulting and other development costs.

General and Administrative Expense

General and administrative expense was $3,585,489 for the three months ended June 30, 2023, as compared to $3,863,298 for the same period in the prior year. General and administrative expense for the three months ended June 30, 2023 included amortization of intangible assets of $1,688,328, payroll-related costs of $731,273 and stock-based compensation cost of $112,177. General and administrative expense for the three months ended June 30, 2022 included amortization of intangible assets of $2,307,050, payroll-related costs of $510,887 and stock-based compensation cost of $389,814. The increase in payroll costs in the current period is related to the retention costs associated with new agreements with the Company’s executives as part of the restructuring plan.

Impairment loss

During the three months ended June 30, 2023, the Company determined that its intangible assets and goodwill were impaired as a result of the loss of the gaming websites owned by the Company that operate in Germany after being shut down in May 2023. The Company recognized a total impairment loss of $32,653,626, consisting of $17,367,817 related to goodwill and $15,285,809 related to intangible assets, primarily indefinite lived assets and customer relationships.

Interest and Other Expenses

During the three months ended June 30, 2023 and 2022, we recognized interest expense of $9,824,363 and $1,790,520, respectively, which included amortization of debt discounts and deferred finance costs of $8,445,549 and $1,607,674 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous year. During the three months ended June 30, 2023 and 2022 we also incurred a foreign currency loss of $212,132 and $66,552, respectively, due to fluctuations in the Euro compared to the US dollar. The Company also recognized a gain from the change in fair value of warrants of $1,034,400 during the three months ended June 30, 2023 and had a loss on derivatives in the comparable period of $130,033.

Net Income/Loss

Net loss for the three months ended June 30, 2023, was $43,730,398 compared to a net loss of $8,978,700 for the same period in the prior year. The increase in net loss was primarily due to the impairment loss of $32,653,626, the increase in interest expense associated with accelerated amortization of debt discount and deferred finance costs as a result of the Forbearance Agreement, partially offset by lower operating expenses from the Company’s restructuring efforts in late 2022.

Results of Operations for the Nine Months Ended June 30, 2023, compared to the Nine Months Ended June 30, 2022

Results of operations in dollars and as a percentage of net revenue were as follows:

	Nine Months Ended June 30,
	2023		2022
	$	%	$	%

Revenue	$33,962,971	100%	$44,311,030	100%
Cost of revenue	(19,314,114)	57%	(27,537,479)	62%

Gross profit	14,648,857	43%	16,773,551	38%

Operating expenses:
Sales and marketing expenses	8,660,841	26%	22,711,724	51%
Product and technology expenses	816,309	2%	3,270,328	7%
Acquisition costs	–	0%	2,240,147	5%
Impairment loss	32,653,626	96%	–	0%
General and administrative expenses	10,365,751	31%	12,454,493	28%
Total operating expenses	52,496,527	155%	40,676,692	92%

Loss from operations	(37,847,670)	111%	(23,903,141))	54%

Other expenses:
Interest expense	(15,543,788)	46%	(5,531,757)	12%
Loss on derivative instruments	(142,187)	0%	(203,116)	0%
Change in fair value of warrant liabilities	1,034,400	3%	–	0%
Foreign currency loss and other	(2,800,593)	8%	(62,794)	0%
Total other expense	(17,452,168))	51%	(5,797,667)	13%

Loss before provision for income taxes	(55,299,838)	163%	(29,700,808)	67%
Provision for income taxes	–	0%	–	0%

Net loss	$(55,299,838)	163%	$(29,700,808)	67%

Revenue

For the nine months ended June 30, 2023, we generated $33,962,971 in revenue compared to $44,311,030 in revenue during the nine months ended June 30, 2022. The decrease in revenue in the nine months ended June 30, 2023, when compared with the same period in the prior year, was driven by the loss of the Company’s German operations in May 2023 and the Company’s shift to focus on higher margin revenue sources. The prior period also included only four months of activity since the closing date of the Aspire acquisition on November 29, 2021. As a result of the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts will be curtailed, which have adversely impacted revenue growth since the restructuring. In addition, the loss of operations in Germany in May 2023 will materially impact the Company’s ongoing revenue generation.

Cost of Revenue

During the nine months ended June 30, 2023, cost of sales was $19,314,114 as compared with $27,537,479 in the same period in the prior year. The decrease in cost of sales is due to the decline on volume of revenue disclosed above. The improvement in gross profit percentage is a result of the Company’s restructuring efforts to reduce costs and increase efficiencies.

Sales and Marketing Expense

Sales and marketing expense was $8,660,841 for the nine months ended June 30, 2023 compared to $22,711,724 for the nine months ended June 30, 2022, a decrease of $14,050,883. As a percentage of revenue sales and marketing expense was 26% in the nine months ended June 30, 2023 compared to 51% in the nine months ended June 30, 2022. The dramatic improvement is the result of a shift in focus on higher margin revenue sources, and the loss of the Company’s German operations in May 2023. The prior period also included only seven months of activity since the closing date of the Aspire acquisition on November 29, 2021. Sales and marketing expenses also included $479,280 and $2,440,760 of stock-based compensation costs to employees and consultants for the nine months ended June 30, 2023 and 2022, respectively, and payroll costs of $877,927 and $2,150,908, respectively, for the nine months ended June 30, 2023 and 2022, respectively. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $816,309 for the nine months ended June 30, 2023 compared to $3,270,328 for the nine months ended June 30, 2022, a decrease of $2,454,019. The decrease is due to decreased spending related to development of the esports operations that were abandoned in the fourth quarter of fiscal 2022 and reduced headcount. Product and technology expenses for the nine months ended June 30, 2023, included payroll-related costs of $523,660, stock-based compensation of $81,925 and other development costs of $210,724 consisting primarily of consulting and other development costs. Product and technology expenses for the nine months ended June 30, 2022, included payroll-related costs of $2,018,465, stock-based compensation of $798,696 and other development costs of $453,167 consisting primarily of consulting and other development costs.

Acquisition Costs

Acquisition costs were $0 for the nine months ended June 30, 2023, as compared to $2,240,147 for the nine months ended June 30, 2022. Acquisition costs in the comparable period included a non-cash hedging loss of $1,570,000 from executing a forward contract on the purchase price of the acquisition of the Aspire B2C business to hedge exposure to fluctuations in the Euro. Acquisition costs also included various legal and consultant fees associated with completing the acquisition.

Impairment loss

During the nine months ended June 30, 2023, the Company determined that its intangible assets and goodwill were impaired as a result of the loss of the gaming websites owned by the Company that operate in Germany after being shut down in May 2023. The Company recognized a total impairment loss of $32,653,626, consisting of $17,367,817 related to goodwill and $15,285,809 related to intangible assets, primarily indefinite lived assets and customer relationships.

General and Administrative Expense

General and administrative expense was $10,365,751 for the nine months ended June 30, 2023, as compared to $12,454,493 for the same period in the prior year. General and administrative expense for the nine months ended June 30, 2023 included amortization of intangible assets of $5,018,736, payroll-related costs of $1,456,535 and stock-based compensation cost of $553,031. General and administrative expense for the nine months ended June 30, 2022 included amortization of intangible assets of $4,701,522, payroll-related costs of $2,203,729 and stock-based compensation cost of $1,101,634. The decline in payroll costs is a result of the Company’s efforts to reduce headcount and streamline operations.

Interest and Other Expenses

During the nine months ended June 30, 2023 and 2021, we recognized interest expense of $15,543,788 and $5,531,757, respectively, which included amortization of debt discounts and deferred finance costs of $10,999,866 and $2,975,962 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous year. During the nine months ended June 30, 2023 we also incurred a foreign currency loss of $2,800,593 compared to $62,794 due to fluctuations in the Euro compared to the US dollar, and a derivative loss of $142,187 compared to a loss of $203,116 in the nine months ended June 30, 2022. The Company also recognized a gain of $1,034,400 from the change in fair value of warrant liabilities during the three months ended June 30, 2023.

Net Income/Loss

Net loss for the nine months ended June 30, 2023, was $55,299,838 compared to a net loss of $29,700,808 for the same period in the prior year. The increase in net loss was primarily due to the impairment loss of $32,653,626, the increase in interest expense and foreign currency losses, partially offset by decreased operating expenses from the lack of acquisition costs in the current period and the Company’s restructuring efforts and reduced headcount.

Liquidity and Capital Resources

On June 30, 2023, we had cash and cash equivalents of $1,437,787, and had a working capital deficit of $45,818,940. We have historically funded our operations from proceeds from debt and equity sales, and funds received from customers. Our forecasts for fiscal year 2023 indicate that we will need near term additional funding in order to have sufficient financial resources to satisfy our outstanding debts and to continue to settle our debts as they fall due. As discussed below, pursuant to the Forbearance Agreement we entered into with our Lender, the Lender has agreed to forbear from exercising its rights and remedies against us under the Senior Notes until the earlier of September 15, 2023, which may be extended by the Lender, or until a termination event occurs pursuant to the Forbearance Agreement. As such, if we are unable to satisfy the Senior Notes prior to September 15, 2023, and if the Lender is unwilling to further extend the term of the Forbearance Agreement, the Lender will have the right to foreclose on our assets On February 6, 2023, we sold 6,372,530 shares of common stock and an equal number of warrants for net proceeds of $5,921,982. We do not have any commitments for additional funding and there is no assurance that we will be able to raise additional financing on favorable terms, if at all.

The following is a summary of borrowings outstanding as at June 30, 2023:

				June 30, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Accrued Interest	Issuance costs	Carrying amount
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior notes	15%	USD	26,086,927	26,086,927	–	–	–	26,086,927
Note due to Aspire	10%	EUR	10,000,000	10,866,000	–	1,751,133	–	12,617,133
Convertible notes	10%	USD	681,891	681,891	–	–	–	681,891
Other	0%	USD	675,000	675,000	(128,366)	–	–	546,634
Total borrowings				38,309,818	(128,366)	1,751,133	–	39,932,585

Current								39,385,951
Long-term								546,634
Total borrowings								39,932,585

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

On June 30, 2023, the Company, the subsidiaries of the Company and the Lender entered into the Forbearance Agreement. Pursuant to the Forbearance Agreement, the Company acknowledged, among other items, that, as June 30, 2023, it was in default under the Credit Agreement, the Lender had the right to accelerate the Loan, and the Lender had the right to impose the default rate of interest under the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising its rights and remedies against the Company and the Guarantors under the Credit Documents until the earlier of September 15, 2023, which may be extended by the Lender, or until a termination event occurs pursuant to the Forbearance Agreement. In connection with the Forbearance Agreement, the Lender agreed to provide the Company with a revolving line of credit in the amount of $2.0 million (the “Revolving Note”), with any advances under the Revolving Note to be made in the sole discretion of the Lender. The Revolving Note will have a maturity date of November 29, 2024 and carry an interest rate of 15.0% per annum, provided that upon an occurrence of default the interest rate will increase to the default rate under the Loan.

In addition, as a result of the default on the Senior Note and the Forbearance Agreement described above, a potential event of default exists pursuant to the terms of the Note due to Aspire, which Note provides that upon such an event of default of the Credit Agreement with the Lender, the holder of the Note may choose to demand immediate repayment of the Note. To date, we have not received such notice with respect to the Note.

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

As of June 30, 2023, we have incurred an accumulated deficit of $122,862,549 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $7,554,905 for the nine months ended June 30, 2023, as compared to cash used in operating activities of $8,950,692 for the same period in the prior year. Net cash used in operating activities during the nine months ended June 30, 2023, included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services and a reduction of our outstanding accounts payable. Net cash used in operating activities for the nine months ended June 30, 2022, and were primarily impacted by the increase in accounts payable. Cash flow from operations were also included payments made for, professional fees to our consultants, attorneys and accountants required to complete the Acquisition.

Cash used in investing activities

Net cash used in investing activities was $11,341 during the nine months ended June 30, 2023 related to the purchase of fixed assets. Net cash used in investing activities was $57,370,975 for the nine months ended June 30, 2022 and was primarily related to the completion of the Acquisition. Also contributing to the cash used in investing activities in the comparable period were purchase of fixed assets of $1,141,449 due primarily to opening of our office in Malta and purchase of software assets to support the wagering platform.

Cash used provided by financing activities

Net cash provided by financing activities was $1,895,947 for the nine months ended June 30, 2023 due to the cash received from sale of common stock of $5,921,982, proceeds from settlement of derivatives of $973,965 partially offset by the repayment of $5,000,000 on the Senior Notes. Net cash provided by financing activities was $64,145,287 for the nine months ended June 30, 2022 and was related to the issuance of Preferred Shares and Senior Notes of $37,014,450 and $27,130,837, respectively.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

There were no changes to our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor (collectively the “Claims”). The fees the Company expects to pay are accrued in the accompanying balance sheet. On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The Statement of Claim alleged damages of $5.7 million and sought a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. On August 4, 2022, EBET, Inc. counterclaimed against Boustead Securities, LLC for tortious interference with prospective economic advantage and demanded damages and attorneys’ fees in an amount to be determined. Boustead Securities, LLC’s current Second Amended Statement of Claim, filed on May 24, 2023, alleges $12 million in damages and no longer seeks declaratory relief. In response to Boustead Securities, LLC’s Second Amended Statement of Claim, Company maintains its counterclaim and all affirmative defenses previously asserted. The case is ongoing, with a hearing before a 3-arbitrator panel initially scheduled for July 19, 2023, but now continued to November 6, 2023. Arbitration is inherently unpredictable. However, the Company believes that it has meritorious defenses to a portion of the alleged fee claim asserted and to the claim that the Company has any obligations pursuant to a right of first refusal between the parties. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of this matter.

On September 15, 2022, the Company filed a Complaint in the United States District Court for the District of Nevada against its former CTO Jason Finch for: (1) Breach of Contract; (2) Violation of Nevada Revised Statutes section 205.511; (3) Conversion; and (4) Misappropriation of Trade Secrets.  In the subject matter, we seek injunctive relief and demand damages and attorneys’ fees in an amount to be determined.  In reply to our Complaint, Mr. Finch filed a Motion to Dismiss the matter and such motion is currently pending decision before the court.  On May 12, 2023, the subject matter was resolved in full and the parties agreed to settle all claims and enter mutual releases of claims.

On June 26, 2023, a former vendor of the Company, Litebox USA, LLC filed a Complaint against EBET, Inc. alleging causes of action including Breach of Contract; Breach of the Implied Covenant of Good Faith and Fair Dealing; Unjust Enrichment; Quantum Meruit; Promissory Estoppel; Open Book Account/Account Stated; and other causes of action.  The action stems from an alleged nonpayment pursuant to a Master Service Agreement and three separate Statements of Work for the alleged development of software thereunder.   On August 4, 2023, EBET, Inc. filed a declaration stating its intention to file a Demurrer to the Complaint on the grounds that the claims are preempted by the California Uniform Trade Secret Act, among other things.  The filing of this declaration automatically extends EBET, Inc.’s responsive pleading deadline date by 30 days.   EBET intends to vigorously defend this matter.

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

On November 29, 2021, in connection with the Acquisition, we issued an aggregate of 37,700 shares of Preferred Stock for a purchase price of $1,000.00 per share, for aggregate gross proceeds of $37,700,000 (the “Private Placement”). The Preferred Stock was initially convertible into common stock at an initial conversion price of $28.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, on April 28, 2023, July 31, 2023 and October 31, 2023 (each, an “Adjustment Date”), the Conversion Price shall be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. Notwithstanding the foregoing, the adjusted Conversion Price may not be less than $0.71, unless the terms of the new adjustment dates are approved by our shareholders, as required pursuant to applicable rules and regulations of NASDAQ. We agreed to submit for a vote the approval the terms of the new adjustment dates at our next meeting of shareholders and use our reasonable best efforts to solicit our shareholders’ approval of such vote. We did not receive shareholder approval to permit an adjustment of the Conversion Price prior to April 28, 2023. As such, although the adjusted price pursuant to the foregoing provision was less than $0.71 per share, on April 28, 2023, the Conversion Price was adjusted to $0.71 per share and on July 31, 2023, the conversion price of the Preferred Stock was reduced to $0.086 per share. Through the date of this filing, a total of 27,363 shares of Preferred Stock were converted into 274,968,568 shares of common stock. Accordingly, as of the date hereof, there are 147,867,809 shares of common stock issuable upon conversion of the Preferred Stock. The trading price of our common stock could be adversely impacted if these preferred stockholders sell, or if the market believes such holders may sell, substantial amounts of our common stock in the public market. As a result of the preferred stock conversion price reset discussed above, the Company currently does not have sufficient authorized shares to settle its convertible instruments.

We are party to a Forbearance Agreement which expires on September 15, 2023, unless extended by the Lender, and if we are unable to comply with the Forbearance Agreement then the lender could declare a default of the Credit Agreement wherein we would be required to immediately repay the amounts due under the Credit Agreement.

On June 30, 2023, we, our subsidiaries and our Lender with respect to our Senior Notes, entered into a Forbearance Agreement. Pursuant to the Forbearance Agreement, we acknowledged, among other items, that, as June 30, 2023, we were in default under the Credit Agreement, the Lender had the right to accelerate the Loan, and the Lender had the right to impose the default rate of interest under the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising its rights and remedies against the Company and the Guarantors under the Credit Documents until the earlier of September 15, 2023, which may be extended by the Lender, or until a termination event occurs pursuant to the Forbearance Agreement. A termination event under the Forbearance Agreement consists of the filing of a bankruptcy proceeding by us or any guarantor, the occurrence of a new event of default under the Credit Agreement, or the failure by us or any guarantor to perform any material requirement, covenant, or obligation under the Forbearance Agreement. During the forbearance period, the Lender agreed, among other items, not to accelerate the Loan, initiate any bankruptcy filings, or apply any default rates of interest. As partial consideration for the Lender agreeing to enter into the Forbearance Agreement, we paid a forbearance fee equal to 50 basis points of the outstanding principal amount of the Loan (or $130,425.16), which amount was added to the principal balance of the loan. In addition, on June 30, 2023, we made a prepayment of the Loan in the amount of $2.0 million, which in turn reduced the minimum cash balance requirement under the Credit Agreement to $0. Upon the execution of the Forbearance Agreement and after the receipt of the forbearance fee and loan repayment, the principal amount of the Loan is $26,215,457.61.

The borrowings under the Credit Agreement are secured by a first priority lien on our assets. If we fail to comply with the terms of the Forbearance Agreement, the Lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, since the borrowings under the Credit Agreement are secured by a first priority lien on our assets, upon such an event of default, the Lender may foreclose on our assets. . There is no assurance that the Company will be successful in restructuring the terms of the Credit Agreement prior to the September 15, 2023 deadline in the Forbearance Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by the Company.

In May and June 2023, a total of 5,333 shares of Preferred Stock were converted into 9,028,538 shares of common stock by three holders of our Preferred Stock at a conversion price of $0.71 per share. The holders are “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the shares of Preferred Stock and common stock were issued in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

See the information set forth in “Item 1. Financial Statements – Note 4 – Borrowings – Senior Notes” for a discussion of our default under the Credit Agreement with respect to the Senior Notes. See the information set forth in “Item 1. Financial Statements – Note 4 – Borrowings – Notes Due to Aspire” for a discussion of the event of default that occurred pursuant to our Note to Aspire.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

 Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment of the Articles of Incorporation of EBET, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed July 28, 2023)
10.1 +	Forbearance Agreement dated June 30, 2023 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 3, 2023)
10.2	Form of Revolving Note issuable by EBET, Inc. to CP BF Lending, LLC (incorporated by reference to exhibit 10.2 of the Form 8-K filed July 3, 2023)
10.3	EBET, Inc. 2020 Stock Plan, as amended, and forms of award agreement (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 28, 2023)
10.4*	Amendment to the First Amended and Restated Employment Agreement dated October 1, 2021 by and between Aaron Speach and EBET, INC.
10.5*	Amendment to the Employment Agreement dated September 9, 2022, as amended, by and between Matthew Lourie and EBET, INC.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________

*	Filed herewith.

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EBET, INC.

Date: August 14, 2023	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date August 14, 2023	By:	/s/ Matthew Lourie
Matthew Lourie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

