Form 10-K
period 2023-09-30
EBET, Inc.
filed 2024-01-12
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    No   ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $5,189,593. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of January 11, 2024 was 14,979,642.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

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

Overview

We operate platforms to provide a real money online gambling experience focused on i-gaming including casino, sportsbook and esports events. The Company operates under a Curacao gaming sublicense and under operator service agreements with Aspire Global plc (“Aspire”) allowing EBET to provide online betting services to various countries around the world.

Aspire Global Plc’s (“Aspire”) Business to Consumer (“B2C”) Business

In order to accelerate the growth and expand market access for our esports product offerings, on November 29, 2021, we acquired Aspire’s B2C Business.

The acquisition of Aspire’s B2C business was intended to provide the following strategic benefits:

•	ownership of a portfolio of B2C proprietary online casino and sportsbook brands consisting of Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP;

•	operator service agreements with Aspire who provides the on-line gaming platform and a managed services offering, including customer service, customer on-boarding and payment processing ensuring operational stability and continuity.

Our gaming sub-license from the Curacao Gaming Authority and the licenses made available to us from the acquisition of the Aspire B2C business allows us to accept wagers from residents in certain territories throughout the world.

Focus on i-Gaming Operations

During the quarter ending September 30, 2022, the Company halted further development of its esports products and platform. These efforts have resulted in an increased focus on the Company’s i-gaming business and the halting of further investment in the Company’s esports products and technologies. As a result of the Company’s actions as referenced above, it does not expect to launch its esports products in the foreseeable future.

Recent Developments

On April 27, 2023, the Company was notified by its gaming platform operator services provider Aspire Global plc (“Aspire”) that the gaming regulatory authority in Germany had sent a letter received by Aspire on April 25, 2023 stating that Aspire would be required to shut down activity of its gaming operations in Germany effective as of 10 days from receipt of said letter until such time as Aspire was otherwise granted a license to operate in Germany. Aspire informed the Company that although it sought an extension of the requested shutdown deadline, it was not successful in receiving an extension of time and/or any form of other relief from this request. In order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023 and as a result the gaming websites owned by the Company that operate in Germany were shut down on that date. During the year ended September 30, 2023 and 2022 revenue generated in German markets was $9,686,372 and $17,555,683, respectively. During the same periods gross profit contributed from the German markets was $2,775,605 and $3,741,443, respectively. As of September 30, 2023, the Company determined that its intangible assets and goodwill were impaired as a result of the loss of the gaming websites owned by the Company that operate in Germany after being shut down in May 2023, and the overall decline in the Company’s results of operations throughout the fiscal year. The Company recognized a total impairment loss of $44,917,891, consisting of $24,790,233 related to goodwill and $20,127,658 related to intangible assets, primarily indefinite lived assets and customer relationships, which were fully impaired as of September 30, 2023.

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

On June 28, 2023, based on the approval of the Strategic Alternatives Committee, that committee’s favorable recommendation to the Board, and the Board’s subsequent approval, the Company hired Houlihan Lokey Capital, Inc. (“Houlihan”) as the Company’s exclusive financial advisor to provide financial advisory and investment banking services in connection with one or more of a sale, recapitalization, restructuring or any other financial transactions involving the Company. The continued engagement of Houlihan is required by the Lender during the term of the Forbearance Agreement discussed below.

On June 30, 2023, the Company, the subsidiaries of the Company and CP BF Lending, LLC (“Lender”) entered into a forbearance agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Company acknowledged, among other items, that, as of June 30, 2023, it was in default under the Credit Agreement, the Lender had the right to accelerate the Loan, and the Lender had the right to impose the default rate of interest under the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising its rights and remedies against the Company and the Guarantors under the Credit Documents until the earlier of September 15, 2023, which has been extended by the Lender as described in the following paragraphs, or until a termination event occurs pursuant to the Forbearance Agreement. A termination event under the Forbearance Agreement consists of the filing of a bankruptcy proceeding by the Company or any Guarantor, the occurrence of a new event of default under the Credit Agreement, or the failure by the Company or any Guarantor to perform any material requirement, covenant, or obligation under the Forbearance Agreement. During the forbearance period, the Lender agreed, among other items, not to accelerate the Loan, initiate any bankruptcy filings, or apply any default rates of interest. As partial consideration for the Lender agreeing to enter into the Forbearance Agreement, the Company paid a forbearance fee equal to 50 basis points of the outstanding principal amount of the Loan (or $130,425), which amount was added to the principal balance of the loan. In addition, on June 30, 2023, the Company made a prepayment of the Loan in the amount of $2.0 million, which in turn reduced the minimum cash balance requirement under the Credit Agreement to $0.

On September 15, 2023, the Company, the subsidiaries of the Company and the Lender entered into an amendment number 1 to the Forbearance Agreement (the “Forbearance Amendment No. 1”). The Amendment extended the Forbearance Date from September 15, 2023 until October 31, 2023. As partial consideration for the Lender agreeing to enter into the Amendment, the Company paid a forbearance fee of $90,000, which was added to the outstanding principal amount of the Loan.

In connection with the Forbearance Amendment No. 1, the Lender agreed to provide the Company with a revolving line of credit in the amount of $2.0 million (the “Revolving Note”), with any advances under the Revolving Note to be made in the sole discretion of the Lender. On September 29, 2023, the Lender agreed to increase the maximum available amount of the Revolving Loan to $4.0 million. The Company paid Lender a fee of $40,000 in connection with the increase. The Revolving Note has a maturity date of November 29, 2024 and carries an interest rate of 15.0% per annum, provided that upon an occurrence of default the interest rate will increase to the default rate under the Loan. The Revolving Note is an Obligation as defined in the Credit Agreement and as such is secured by the collateral in which the Company and the Guarantors have granted liens and security interests to the Lender in connection with the Loan. All discretionary advances shall terminate automatically and all outstanding principal together with accrued but unpaid interest and fees shall become immediately due and payable, without notice to or action by any party, on the earlier of the termination date of the Forbearance Agreement, or the maturity date of the Revolving Note, unless otherwise extended by the Lender. As of September 30, 2023, the outstanding balance on the Revolving Note was $1,690,000.

On October 1, 2023, the Company, the subsidiaries of the Company and the Lender entered into an amendment number 2 to the Forbearance Agreement (the “Forbearance Amendment No. 2”). The Forbearance Amendment No. 2 extended the Forbearance Date from October 31, 2023 until June 30, 2025, and provided that instead of interest being payable monthly in cash, such interest shall accrue in arrears and can be added to the outstanding principal balance of the Loan. The interest rate on the Loan and the Revolving Note was increased to 16.5% per annum. The Forbearance Amendment No. 2 further added that the Company’s suspension from trading or failure to be listed on the Nasdaq Capital Market for more than 30 calendar days would constitute a Termination Event under the Forbearance Agreement as amended. Pursuant to Forbearance Amendment No. 2, the Company agreed that to the extent it receives net proceeds from or in connection with a judgment, settlement or other in or out of court resolution of a commercial tort claim, the Company will: (i) make a prepayment on the Loan or the Revolving Note (discussed below) of 100% of such net proceeds; and (ii) make an additional payment to the Lender equal to 5% of any such net proceeds (prior to the payments set forth in subsection (i)) in excess of $50.0 million. On November 11, 2023, Lender provided the Company with an extension of the Nasdaq Capital Market delisting/suspension Termination Event for an additional 40 calendar days up to December 23, 2023 and on December 19, 2023, the Lender provided the Company with an additional extension of 40 days.

On January 9, 2024, the Company, the subsidiaries of the Company and the Lender entered into a Third Amendment to Credit Agreement (the “Amendment No. 3”). The Amendment No. 3 increased the maximum available amount of the Revolving Loan from $4.0 million to $6.5 million and provided such additional loan availability under a use of proceeds that including working capital as well as funding for our litigation matters, materially including our litigation against Aspire. In connection with entering into Amendment No. 3, the Company and the Lender entered in a second amended and restated note conversion option agreement (the “Conversion Agreement”), pursuant to which the Company agreed that the Lender shall have the right to convert the principal balance and accrued interest under the Loan and Revolving Note into shares of Company common stock at a conversion price of $0.116 per share (subject to adjustment for stock splits, stock dividends and other similar events). The foregoing conversion price is subject to future adjustment to the lowest price per share referenced in any equity related instrument the Company issues to any other person until the Lender has exercised its conversion rights. Pursuant to the Conversion Agreement, the Lender is prohibited from converting its debt to the extent that such conversion would result in the number of shares of common stock beneficially owned by Lender and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the conversion, which percentage may be increased or decreased at the holder’s election provided any adjustment would not become effective for 61 days. The Company agreed to file a resale registration statement providing for the resale by the Lender of the shares of common stock that may be received upon the foregoing conversion within 30 calendar days of the Lender’s request, and to use commercially reasonable efforts to cause such registration statement to become effective within 90 days of such request. To the extent that the Company does not have sufficient authorized shares of common stock to allow for the full conversion permitted by the Conversion Agreement, upon the Lender’s request, the Company will be required to use its reasonable best efforts to obtain approval of an increase in the Company's authorized shares from its shareholders. During any period of time that the Company does not have sufficient authorized shares to allow for the full conversion permitted by the Conversion Agreement, the Company will be prohibited from issuing any shares of common stock or common stock equivalents. As a result of Amendment No. 3, the exercise price of the warrants issued to the holders of Preferred Stock was reset to $0.116 per share.

Due to a failure to meet the Nasdaq Stock Market listing standards, the Company’s common stock was delisted from The Nasdaq Capital Market on October 13, 2023. The Company’s common stock was initially traded on the OTC Pink Sheets until December 6, 2023, when the Company began trading on the OTCQB exchange.

Market for i-Gaming Gambling

Online gambling has been legalized by various countries globally owing to employment opportunities and more tax revenue for local and state governments. According to Mordor Intelligence, the European online gambling market is forecasted to be $52.3 billion for 2024 and is expected to reach $88.2 billion by 2029, potentially registering a compound annual growth rate (“CAGR”) of 11.01%. According to Mordor intelligence, the US online gambling (i-gaming) market is expected to reach USD $10.98 billion by 2029, a potential CAGR of 16.52% from 2024 to 2029. The growing consumer adoption of betting apps and free to play models in online gambling are among major factors expected to drive market growth in the coming years. The development can be ascribed to the legalization of gambling in various European countries, including UK, Italy, Malta, France, Spain, and Germany. Other regions such as the US, Canada and Asia are recording higher CAGR figures.

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

Our Products and Services

We currently operate 6 online wagering brands, via websites and mobile apps, where we accept deposits and funds from our customers and offer our customers the ability to use those funds to wager on slot and table games, live casino games as well as virtual sport computer simulated games and sportsbetting.

Our Technology and Product Development

In order to create the best real-money wagering experience for our customers, we have developed a new front-end framework for our brands, and have rolled it out for Karamba. We plan to roll it out to the rest of the brands in 2024. This new framework will:

•	Provide our customers with a much-improved user experience;
•	Increase customer acquisition and conversion rates
•	Optimize and increase customer retention metrics.

Our Intellectual Property

We license software from third parties which we believe will give us competitive advantages and create valuable and new experiences in the future for customers during their wagering experience.

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

Human Capital Resources

As a multinational technology company with approximately 28 employees and contractors located in 7 countries, our business success is driven by our highly skilled workforce. With our global technology and product team, we are focused on delivering new, innovative and exciting products to our growing base of customers.

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

Our gaming sub-license from the Curacao Gaming Authority and the licenses made available to us from the acquisition of the Aspire B2C business allows us to accept wagers from residents in certain territories throughout the world. Our focus is to invest and develop our business in Western Europe, Asia and Latin America. We currently do not have the ability to accept wagers from customers based in the United States.

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

We have in the past and may in the future incur data breaches that adversely affect our operations. During the most recent quarter, we became aware of what appeared to be unsolicited marketing contacts from unknown third parties offering player incentives on signup to certain of our sites (“Marketing Contacts”). We investigated these Marketing Contacts both internally and with the assistance of a third-party forensic firm and were unable to identify the source of any such contact as having occurred on our platform or system. We have no role in the player registration process and are totally reliant on our platform provider, Aspire, to manage, control and operate such process. Upon first learning of the Marketing Contacts, we notified Aspire of the issue and continue to monitor the situation with Aspire. To date, we have no reason to believe that our own internal systems or any system under our control has any issue, weakness or vulnerability – however there is always a risk that bugs, flaws, hacks, incidents could occur, resulting in unsolicited emails and texts to users and new registrants on our sites given what has apparently occurred with the Marketing Contacts on the Aspire platform. Although the subject Marketing Contacts events ceased in November 2023 there is no certainty that such incidents could not occur again.

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

The entities that evaluate our ongoing compliance are the Master License holder and the Curacao Gaming Control Board. There is no set standard, to date, to quantify sanctions. These are reviewed on an individual basis. The framework to suspend a sublicense is based on the severity of the infraction, and includes, not paying licensing fees, not adhering to policies or resolving customer issues, and not keeping required “know your customer” procedures up to date. Where direct violations of the sublicense agreement pertain to the compliance with the Master License, suspensions would be enforced until the sublicense holder has submitted all needed information or documents as requested by the Master License holder or the Curacao Gaming Board. In addition, any customer complaints that are not resolved could result in a suspension of our sublicense depending on the severity of the issue. Finally, marketing or accepting players from prohibited countries could result in an immediate suspension of our sublicense. In such case, we would need to show that IP geo blocking of the countries has been implemented and measures put in place to ensure we are not accepting customers from said country moving forward.

Responsible and Safer Gaming

We view the safety and welfare of our users as critical to our business and have made appropriate investments in our processes and systems. We are committed to industry-leading responsible gaming practices and seek to provide our users with the resources and services they need to play responsibly.

Corporate Structure

EBET, Inc. was formed in Nevada in September of 2020 and currently has wholly owned subsidiaries in Ireland, Malta, Gibraltar, Israel, Belize, Curacao and Cyprus.

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

We are party to a Forbearance Agreement (including that forbearance agreed pursuant to that certain Amendment to Credit Agreement No. 3) which expires on June 30, 2025, unless extended by the Lender, and if we are unable to comply with the Forbearance Agreement then the lender could declare a default of the Credit Agreement wherein we would be required to immediately repay the amounts due under the Credit Agreement.

On November 29, 2021, we entered into a Credit Agreement with CP BF Lending, LLC (“Lender”) to finance the acquisition of the Aspire assets that we purchased on the same date, via a term loan in the maximum principal amount of $30.0 million with a maturity of 36 months. On June 30, 2023, we, our subsidiaries and our Lender with respect to our Senior Notes, entered into a Forbearance Agreement. Pursuant to the Forbearance Agreement, we acknowledged, among other items, that, as June 30, 2023, we were in default under the Credit Agreement, the Lender had the right to accelerate the Loan, and the Lender had the right to impose the default rate of interest under the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising its rights and remedies against the Company and the Guarantors under the Credit Documents until the earlier of September 15, 2023. A termination event under the Forbearance Agreement consists of the filing of a bankruptcy proceeding by us or any guarantor, the occurrence of a new event of default under the Credit Agreement, or the failure by us or any guarantor to perform any material requirement, covenant, or obligation under the Forbearance Agreement. During the forbearance period, the Lender agreed, among other items, not to accelerate the Loan, initiate any bankruptcy filings, or apply any default rates of interest.

On October 1, 2023, we, our subsidiaries and the Lender entered into an amendment number 2 to the Forbearance Agreement (the “Forbearance Amendment No. 2”). The Forbearance Amendment No. 2 extended the Forbearance Date from October 31, 2023 until June 30, 2025, and provides that instead of interest being payable monthly in cash, such interest shall accrue in arrears and can be added to the outstanding principal balance of the Loan. The interest rate on the Loan and the Revolving Note was increased to 16.5% per annum. Pursuant to Forbearance Amendment No. 2, we agreed that to the extent we receive net proceeds from or in connection with a judgment, settlement or other in or out of court resolution of a commercial tort claim, the Company will: (i) make a prepayment on the Loan or the Revolving Note of 100% of such net proceeds; and (ii) make an additional payment to the Lender equal to 5% of any such net proceeds (prior to the payments set forth in subsection (i)) in excess of $50.0 million.

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

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term.

We have sustained losses from operations since inception, which as of September 30, 2023, accumulated to $151,158,440, including an operating loss of $65,708,506 and $32,644,277 for the years ended September 30, 2023 and 2022, respectively, and have a working capital deficit of $60,685,945. We do not expect to be profitable in the foreseeable future and have had recurring negative cash flows from operations. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The continuation of the Company as a going concern is dependent upon our ability to obtain continued financial support from our stockholders, necessary equity or debt financing to continue operations and the attainment of profitable operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Accordingly, our auditor has concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements appearing at the end of this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis. In its report on our financial statements for the years ended September 30, 2023 and 2022, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We are an early development stage company with a limited operating history and a history of losses.

Although our predecessor has been in business since 2016, during our predecessor’s existence substantially all of our efforts prior to the acquisition of the Aspire i-gaming assets were focused on developing our technology and intellectual property and operating our first-generation website. As a result, we have generated limited revenues and have incurred a substantial accumulated deficit as of September 30, 2023. There can be no assurance that we will generate sufficient revenues leading to profitability. If we cannot achieve our business objectives including working with our Lender in connection with amending certain financial covenants contained in the Credit Agreement, raising additional capital and reducing our gaming platform services fees, investors in our shares will likely suffer a loss of their entire investment.

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

Our current and future online offerings are part of new and evolving industries, presenting significant uncertainty and business risks, and we are reliant on our service provider to comply with evolving regulations.

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

We are dependent on third parties to comply with a variety of gaming regulations, and their failure to have complied or comply with these regulations going forward could adversely affect our business. In April 2023, we were notified by our gaming platform operator services provider, Aspire, that the gaming regulatory authority in Germany had sent Aspire a letter stating that Aspire would be required to shut down activity of its gaming operations in Germany unless Aspire was otherwise granted a license to operate in Germany within weeks of receipt of said letter. Aspire was apparently unable to meet any such license requirements as set out by the German regulator in the time required and in order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023. As a result, the gaming websites owned by us that operate in Germany were shut down on that date.  These events had an immediate and ongoing negative impact on our revenues and business in general, the extent to which we continue to determine. There is no certainty that such events would not occur again in any connection with activity we undertake pursuant to our operator agreements with Aspire.

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

To date, we have relied primarily on equity financing and on the Revolving Note with our Lender to carry on our business. We have limited financial resources, negative operating cash flow and no assurance that sufficient funding will be available to us to fund our operating expenses and to further develop our business. We expect our current cash on hand will not enable us to fund our operating expenses and capital expenditure requirements beyond the next twelve months. Unless we achieve profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing and are reliant on the Revolving Note to fund our operations. Pursuant to the Revolving Note, our Lender is not required to provide us with any specific amount of financing and we are dependent on our Lender agreeing to provide us with future working capital. There can be no assurance that any additional capital will be available on a timely basis or on terms that will be acceptable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of our business with the possible loss of such properties or assets. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

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

Our technology infrastructure is critical to the performance of our offerings and to user satisfaction. As part of the acquisition of Aspires’ B2C Business, we entered into Operator Services Agreements with Aspire for a three (3) year period each, which requires Aspire to provide key licensing and operational services in each jurisdiction where Aspire is licensed and operational. However, the systems provided by Aspire, on which we rely, may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take, in connection with Aspire, to prevent or hinder cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions and/or future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

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

A significant portion of our revenues are generated from products using intellectual property we license from third parties. For example, we license intellectual property from third parties for use in our gaming products. Our future success may depend upon our ability to obtain licenses to use new and existing intellectual property and our ability to retain or expand existing licenses for certain products. If we are unable to obtain new licenses or renew or expand existing licenses, our operating results would be negatively impacted if we were unsuccessful in licensing certain of those rights and/or protecting those rights from infringement, including losses of proprietary information from breaches of our cyber security efforts.

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

During the most recent quarter, we became aware of what appeared to be unsolicited marketing contacts from unknown third parties offering player incentives on signup to certain of our sites (“Marketing Contacts”). We investigated these Marketing Contacts both internally and with the assistance of a third-party forensic firm and were unable to identify the source of any such contact as having occurred on our platform or system. We have no role in the player registration process and are totally reliant on our platform provider, Aspire, to manage, control and operate such process. Upon first learning of the Marketing Contacts, we notified Aspire of the issue and continue to monitor the situation with Aspire. To date, we have no reason to believe that our own internal systems or any system under our control has any issue, weakness or vulnerability – however there is always a risk that bugs, flaws, hacks, incidents could occur, resulting in unsolicited emails and texts to users and new registrants on our sites given what has apparently occurred with the Marketing Contacts on the Aspire platform. Although the subject Marketing Contacts events ceased in November 2023 there is no certainty that such an incidents could not occur again.

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

Risks Related to the Company’s Legal and Regulatory Requirements

Our current operations are dependent on our ability to comply with our own gaming sub-license and market access rights secured with the Aspire acquisition, and if we do not retain these rights or if Aspire do not maintain their rights, we will not be able to operate.

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

The acquisition of the Aspire B2C business included sublicenses to allow us to operate in several western European markets. We are required to comply with requirements of each of these licenses to maintain market access. If we fail to comply with the various regulations, we may be unable to conduct any gaming business in that jurisdiction and our business would be materially harmed. In April 2023, we were notified by Aspire that the gaming regulatory authority in Germany had sent a letter to Aspire stating that Aspire would be required to shut down activity of its gaming operations in Germany until such time as Aspire was otherwise granted a license to operate in Germany. In order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023 and as a result the gaming websites owned by us that operate in Germany were shut down on that date. There is no assurance that similar actions will not be taken by additional jurisdictions in the future.

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

Risks Related to Our Common Stock

Our common stock is subject to the “penny stock” rules of the SEC and FINRA’s sales practice requirements, and the trading market in our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Our chief financial officer is working for us on a part-time basis.

Our chief financial officer is currently part-time and is also providing consulting services related to financial reporting to other public and private entities. Our inability to employ our chief financial officer on a full-time basis could cause us to experience delays in the processing and preparation of our financial information which is necessary for the timely filing our financial reports with the Securities and Exchange Commission.

Our current shareholders’ ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We have in the past and intend in the future to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our articles of incorporation authorize us to issue up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the ability to vote such shares at a disproportionate rate as compared to our common stockholders, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal control over financial reporting were and continue to be ineffective as of September 30, 2023 due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Our corporate and executive offices are located in a shared office leased facility in Las Vegas, Nevada. We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

Item 3.	Legal Proceedings.

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor (collectively the “Claims”). On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The Statement of Claim alleged damages of $5.7 million and sought a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. On August 4, 2022, EBET, Inc. counterclaimed against Boustead Securities, LLC for tortious interference with prospective economic advantage and demanded damages and attorneys’ fees in an amount to be determined. Boustead Securities, LLC’s current Second Amended Statement of Claim, filed on May 24, 2023, alleges $12 million in damages and no longer seeks declaratory relief. In response to Boustead Securities, LLC’s Second Amended Statement of Claim, Company maintains its counterclaim and all affirmative defenses previously asserted. The arbitration occurred on November 6, 2023, ended on November 8, 2023. On January 5, 2024, the arbitration panel awarded the Advisor $15.2 million in damages and attorneys’ fees.  The Company has accrued the awarded amounts in the accompanying consolidated balance sheet.

On June 26, 2023, a former vendor of the Company, Litebox USA, LLC filed a Complaint against EBET, Inc. alleging causes of action including Breach of Contract; Breach of the Implied Covenant of Good Faith and Fair Dealing; Unjust Enrichment; Quantum Meruit; Promissory Estoppel; Open Book Account/Account Stated; and other causes of action. The action stems from an alleged nonpayment pursuant to a Master Service Agreement and three separate Statements of Work for the alleged development of software thereunder. EBET, Inc. filed a demurrer to this Complaint and the hearing on same is set for June 2024. EBET intends to vigorously defend this matter.

On September 28, 2023, EBET, INC. filed a lawsuit in the State of Nevada against Aspire Global PLC, AG Communications and affiliated entities asserting damages in an amount of no less than 65,000,000 Euro plus punitive and other damages proven at trial (“Aspire Litigation”) and including causes of action against Aspire and the other defendants for fraud, material breach of the share purchase agreement whereon the Company had acquired the i-gaming B2C assets including the Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP domains, sites, player database and other related assets and also related to the operator service agreements and Promissory Note entered concurrent with the closing of the share purchase agreement, and other causes of action.   On November 7, 2023, Aspire and the other defendants removed the subject matter to the United States District Court for the District of Nevada. On December 12, 2024, Aspire filed a Motion to Dismiss our Complaint in the matter and on January 9, 2024 we filed an Opposition to Aspire’s Motion to Dismiss. The Aspire Litigation is material to the Company and the result of such litigation is highly likely to have a material impact on the Company going forward.

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

Our common stock is quoted on the OTCQB of the OTC Markets marketplace under the trading symbol EBET. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Historically, trading in our stock has been limited and the trades that occurred cannot be characterized as those in the established public trading market. As a result, the trading prices of our common stock may not reflect the price that would result if our stock was more actively traded.

Holders of Common Equity

As of January 11, 2024, we had approximately 104 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2023, that have not been previously disclosed on a Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended September 30, 2023.

Equity Compensation Plan Information

See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Aspire Global Plc’s (“Aspire”) Business to Consumer (“B2C”) Business

In order to accelerate /the growth and expand market access for our esports product offerings, on November 29, 2021, we acquired Aspire’s B2C Business.

The acquisition of Aspire’s B2C business was intended to provide the following benefits:

•	ownership of Aspire’s portfolio of B2C proprietary online casino and sportsbook brands consisting of Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP;

•	enhanced operator relationship with Aspire who provides the on-line gaming platform and a managed services offering, including customer service, customer on-boarding and payment processing ensuring operational stability and continuity.

Our gaming sub-license from the Curacao Gaming Authority and the licenses made available to us from the acquisition of the Aspire B2C business allows us to accept esports and sports wagers from residents of more than 160 jurisdictions. On April 27, 2023, the Company was notified by its gaming platform operator services provider Aspire Global plc (“Aspire”) that the gaming regulatory authority in Germany had sent a letter received by Aspire on April 25, 2023 stating that Aspire would be required to shut down activity of its gaming operations in Germany effective as of 10 days from receipt of said letter until such time as Aspire was otherwise granted a license to operate in Germany. Aspire informed the Company that although it sought an extension of the requested shutdown deadline, it was not successful in receiving an extension of time and/or any form of other relief from this request. In order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023 and as a result the gaming websites owned by the Company that operate in Germany were shut down on that date.  During the year ended September 30, 2023 and 2022 revenue generated in German markets was $9,686,372 and $17,555,683, respectively.  During the same periods gross profit contributed from the German markets was $2,775,605 and $3,741,443, respectively.

Focus on I-Gaming Operations

Beginning in the quarter ending September 30, 2022, we took significant measures to increase the profitability of our business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. While these efforts focus on the goal of attaining profitability of our business, it is likely to reduce overall revenue growth in the short to medium term. In addition, even after these efforts, we are not currently generating sufficient cash from our operations to settle our debts as they fall due and continue to require near term financing to fund our operations and continue our business. These efforts have also resulted in an increased focus on our i-gaming business and the halting of investment in the Company’s esports products and technologies. As a result of these actions as referenced above, we do not expect to launch our esports products in the foreseeable future.

During the year ended September 30, 2023, we recorded restructuring charges of $0.9 million, which primarily included costs associated with the restructuring advisor and the Strategic Alternatives Committee. Of these costs, $850,000 are included in general and administrative costs and $76,000 are included in product and technology costs.

During the year ended September 30, 2022, we recorded a restructuring charge of approximately $1.0 million that included severance and other costs associated with termination of the employment contracts, consultant contracts and any costs to terminate software licenses and other commitments. Of these costs, $388,000 are included in general and administrative expenses, $521,000 are included in Product and technology expenses, and $130,000 are included in sales and marketing expenses. In connection with the preparation of our financial statements for inclusion in this annual report, we completed an impairment review of our property and equipment and intangible assets related to our esports product and technologies and recognized an impairment loss of $3.9 million.

Results of Operations for the Year Ended September 30, 2023, compared to the Year Ended September 30, 2022

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows:

	Years Ended September 30,
	2023		2022
	$	%	$	%

Revenue	$39,177,504	100%	$58,596,620	100%
Cost of revenue	(21,974,147)	56%	(36,014,055)	61%

Gross profit	17,203,357	44%	22,582,565	39%

Operating expenses:
Sales and marketing expenses	10,743,972	27%	27,500,618	47%
General and administrative expenses	26,100,283	67%	17,640,728	30%
Product and technology expenses	1,149,717	3%	3,993,846	7%
Impairment loss	44,917,891	115%	3,851,503	7%
Acquisition costs	–	0%	2,240,147	4%
Total operating expenses	82,911,863	212%	55,226,842	94%

Income (loss) from operations	(65,708,506)	-168%	(32,644,277)	-56%

Other expenses:
Interest expense	(17,113,413)	-44%	(9,894,531)	-17%
Gain on derivative instruments	(142,187)	0%	1,239,510	2%
Fair value of warrant liability	1,114,925	3%	–	–
Foreign currency loss and other	(2,394,696)	6%	(128,311)
Total other expense	(18,535,371)	-47%	(8,783,332)	-15%

Income (loss) before provision for income taxes	(84,243,877)	-225%	(41,427,609)	-71%
Provision for income taxes	–	0%	–	0%

Net loss	$(84,243,877)	-225%	$(41,427,609)	-71%

Revenue

For the year ended September 30, 2023, we generated $39,177,504 in revenue compared to $58,596,620 in revenue during the year ended September 30, 2022. The decrease in revenue in the year ended September 30, 2023, when compared with the same period in the prior year, was driven by the loss of the Company’s German operations in May 2023 and the Company’s shift to focus on higher margin revenue sources. As a result of the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts have been curtailed, which have adversely impacted revenue growth since the restructuring.

Cost of Revenue

During the year ended September 30, 2023, cost of sales was $21,974,147 as compared to $36,014,055 in the same period in the prior year. The decrease in cost of sales is due to the decline in volume of revenue disclosed above. The improvement in gross profit percentage is a result of the Company’s restructuring efforts to focus on higher margin revenue sources, reduce costs and increase efficiencies.

Sales and Marketing Expense

Sales and marketing expense was $10,743,972 for the year ended September 30, 2023 compared to $27,500,618 for the year ended September 30, 2022, a decrease of $16,756,646. The decrease in sales and marketing expense is due to the decline in revenue volume from the loss of the Company’s German operations in May 2023 described above, and the Company’s efforts to focus on higher margin revenue sources, reduce costs and improve efficiencies. Sales and marketing expenses also included $527,080 and $2,819,973 of stock-based compensation costs to employees and consultants for the years ended September 30, 2023 and 2022, respectively, and payroll costs of $1,037,882 and $2,453,387, respectively. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

General and Administrative Expense

General and administrative expense was $26,100,283 for the year ended September 30, 2023, as compared to $17,640,728 for the same period in the prior year. General and administrative expense for the year ended September 30, 2023 included $11,597,240 in expense related to the final settlement with the Advisor, payroll-related costs of $653,313, restructuring costs of $850,482, stock-based compensation cost of $700,479, depreciation and amortization of $6,971,311 and professional and consulting fees of $2,873,222 including legal, accounting, investor relations and other professional fees. General and administrative expense for the year ended September 30, 2022 included payroll-related costs of $3,078,089, depreciation and amortization of $6,670,490, stock-based compensation cost of $1,860,395, and professional fees of $3,561,159 including legal, accounting, investor relations and other professional fees.

Product and Technology Expense

Product and technology expense was $1,149,717 for the year ended September 30, 2023 compared to $3,993,846 for the year ended September 30, 2022, a decrease of $2,844,129. The decrease is due to decreased spending related to development of the esports operations that were abandoned in the fourth quarter of fiscal 2022 and reduced headcount. Product and technology expenses for the year ended September 30, 2023, included payroll-related costs of $653,330, restructuring costs of $76,003, stock-based compensation of $63,234 and other development costs of $313,464 which consisting primarily of software-related costs.

Product and technology expenses for the year ended September 30, 2022, included payroll-related costs of $2,199,267, stock-based compensation of $767,004 and other development costs of $1,027,575 consisting primarily of consulting and other development costs.

Impairment loss

During the year ended September 30, 2023, we recognized an impairment loss of $44,917,891, consisting of $24,790,233 related to goodwill and $20,127,658 related to intangible assets, primarily indefinite lived assets and customer relationships. The Company determined that its intangible assets and goodwill were impaired as a result of the loss of revenue generated by the gaming websites owned by the Company that operate in Germany after being shut down in May 2023 and the decline in our results of operations overall. During the year ended September 30, 2022, we recognized an impairment loss of $3,851,503 comprised of impairment of property and equipment of $569,260 and impairment of intangible assets of $3,282,243. The impairments relate to the write down of our esports assets as of September 30, 2022.

Acquisition Costs

Acquisition costs were $0 for the year ended September 30, 2023, as compared to $2,240,147 for the year ended September 30, 2022. Acquisition costs for the year ended September 30, 2022 included a non-cash hedging loss of $1,570,000 from executing a forward contract on the purchase price of the acquisition of the Aspire B2C business to hedge exposure to fluctuations in the Euro. Acquisition costs also included various legal and consultant fees associated with completing the acquisition.

Interest and Other Expenses

During the years ended September 30, 2023 and 2022, we recognized interest expense of $17,113,413 and $9,894,531, respectively, which included amortization of debt discounts and deferred finance costs of $11,012,829 and $4,778,405 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous year. During the years ended September 30, 2023 and 2022 we recognized a loss of $142,187 and a gain of $1,239,510, respectively on derivative instruments related to foreign exchange rate swaps that terminated in the first quarter of fiscal 2023. We also incurred a foreign currency loss of $2,394,696 and $128,311 during the years ended September 30, 2023 and 2022, respectively, primarily due to fluctuations in the EUR to USD and GBP to USD exchange rates.

Liquidity and Capital Resources

On September 30, 2023, we had cash and cash equivalents of $304,709, and had a working capital deficit of $49,973,256. We have historically funded our operations from proceeds from debt and equity sales, and funds received from operations. Our forecasts for fiscal year 2024 indicate that we will need additional near term funding in order to have sufficient financial resources to satisfy our outstanding debts and to continue to settle our debts as they fall due. We do not have any commitments for equity funding and are reliant on the Revolving Note to fund our operations. Pursuant to the Revolving Note, our Lender is not required to provide us with any specific amount of financing and we are dependent on our Lender agreeing to provide us with future working capital.

The following is a summary of borrowings outstanding as at September 30, 2023:

				September 30, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Issuance costs	Issuance costs	Accrued Interest
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior Note	15.0%	USD	26,350,630	26,350,630	–	–	26,350,630	–
Revolving Note	15.0%	USD	1,690,000	1,690,000	–	–	1,690,000	–
Note due to Aspire	10%	EUR	10,000,000	10,594,000	–	–	10,594,000	2,049,029
Convertible notes	10%	USD	617,500	617,500	–	–	617,500	62,681
Other	0%	USD	675,000	675,000	(115,403)	–	559,597	–
Total borrowings				39,927,130	(115,403)	–	39,811,727	2,111,710

Current							39,252,130	2,111,710
Long-term							559,597	–
Total borrowings							39,811,727	2,111,710

On November 29, 2021, we entered a credit agreement (the “Credit Agreement”) with CP BF Lending, LLC (“Lender”), pursuant to which the Lender agreed to make a single loan to us of $30.0 million (the “Senior Note”). The Senior Note bears interest on the unpaid principal amount at a rate per annum equal to 15.0% as follows: (1) cash interest on the unpaid principal amount of the Senior Note at a rate equal to 14.0% per annum, plus (2) payable-in-kind interest (“PIK Interest”) on the unpaid principal amount of the Senior Note at a rate equal to 1.0% per annum. On June 30, 2023, the Company, the subsidiaries of the Company and the Lender entered into a forbearance agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Company acknowledged, among other items, that, as June 30, 2023, it was in default under the Credit Agreement, the Lender had the right to accelerate the Loan, and the Lender had the right to impose the default rate of interest under the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising its rights and remedies against the Company and the Guarantors under the Credit Documents until the earlier of September 15, 2023. A termination event under the Forbearance Agreement consists of the filing of a bankruptcy proceeding by the Company or any Guarantor, the occurrence of a new event of default under the Credit Agreement, or the failure by the Company or any Guarantor to perform any material requirement, covenant, or obligation under the Forbearance Agreement. During the forbearance period, the Lender agreed, among other items, not to accelerate the Loan, initiate any bankruptcy filings, or apply any default rates of interest. As partial consideration for the Lender agreeing to enter into the Forbearance Agreement, the Company paid a forbearance fee equal to 50 basis points of the outstanding principal amount of the Loan (or $130,425), which amount was added to the principal balance of the loan. In addition, on June 30, 2023, the Company made a prepayment of the Loan in the amount of $2.0 million, which in turn reduced the minimum cash balance requirement under the Credit Agreement to $0. On September 15, 2023, the Company, the subsidiaries of the Company and the Lender entered into an amendment number 1 to the Forbearance Agreement (the “Forbearance Amendment No. 1”). The Forbearance Amendment No. 1 extended the Forbearance Date from September 15, 2023 until October 31, 2023.

In connection with the Forbearance Agreement, the Lender agreed to provide the Company with a revolving line of credit in the amount of $2.0 million (the “Revolving Note”), with any advances under the Revolving Note to be made in the sole discretion of the Lender. On September 29, 2023, the Lender agreed to increase the maximum available amount of the Revolving Loan to $4.0 million. The Company paid Lender a fee of $40,000 in connection with the increase. The Revolving Note will have a maturity date of November 29, 2024 and carry an interest rate of 15.0% per annum, provided that upon an occurrence of default the interest rate will increase to the default rate under the Loan. The Revolving Note shall be an Obligation as defined in the Credit Agreement and as such shall be secured by the collateral in which the Company and the Guarantors have granted liens and security interests to the Lender in connection with the Loan. All discretionary advances shall terminate automatically and all outstanding principal together with accrued but unpaid interest and fees shall become immediately due and payable, without notice to or action by any party, on the earlier of the termination date of the Forbearance Agreement, or the maturity date of the Revolving Note, unless otherwise extended by the Lender. As of September 30, 2023, the outstanding balance on the Revolving Note was $1,690,000.

Effective on October 1, 2023, the Company, the subsidiaries of the Company and the Lender entered into an amendment number 2 to the Forbearance Agreement (the “Forbearance Amendment No. 2”). The Forbearance Amendment No. 2 extended the Forbearance Date from October 31, 2023 until June 30, 2025, and provides that instead of interest being payable monthly in cash, such interest shall accrue in arrears and can be added to the outstanding principal balance of the Loan. The interest rate on the Loan and the Revolving Note was increased to 16.5% per annum. The Forbearance Amendment No. 2 further adds that the Company’s suspension from trading or failure to be listed on the Nasdaq Capital Market for more than 30 calendar days will constitute a Termination Event under the Forbearance Agreement as amended. On November 11, 2023, Lender provided the Company with an extension of the Nasdaq Capital Market delisting/suspension Termination Event for an additional 40 calendar days up to December 23, 2023. Pursuant to Forbearance Amendment No. 2, the Company agreed that to the extent it receives net proceeds from or in connection with a judgment, settlement or other in or out of court resolution of a commercial tort claim, the Company will: (i) make a prepayment on the Loan or the Revolving Note (discussed below) of 100% of such net proceeds; and (ii) make an additional payment to the Lender equal to 5% of any such net proceeds (prior to the payments set forth in subsection (i)) in excess of $50.0 million.

Effective on October 1, 2023, the Company entered into an amended and restated note conversion option agreement (the “Option Agreement”) with the Lender. Pursuant to the Option Agreement, the Company agreed to permit the Lender the right to convert any amounts due pursuant to the Loan and the Revolving Note into shares of Company common stock at a conversion price of $1.25 per share with respect to the initial $5.0 million and at a conversion price of $2.50 per share with respect to the remaining amounts.

The Option Agreement provides that the Lender (together with its affiliates) may not convert any portion of the Loan or Revolving Loan during an initial 45-day lockup or to the extent that the Lender would own more than 9.99% of the Company’s outstanding common stock immediately after exercise, except that upon prior notice from the Lender to the Company, the Lender may increase or decrease the amount of ownership of outstanding stock after conversion of the Loan, provided that any modification will not be effective until 61 days following notice to the Company.

On January 9, 2024, the Company, the subsidiaries of the Company and the Lender entered into a Third Amendment to Credit Agreement (the “Amendment No. 3”). The Amendment No. 3 increased the maximum available amount of the Revolving Loan from $4.0 million to $6.5 million and provided such additional loan availability under a use of proceeds that including working capital as well as funding for our litigation matters, materially including our litigation against Aspire. In connection with entering into Amendment No. 3, the Company and the Lender entered in a second amended and restated note conversion option agreement (the “Conversion Agreement”), pursuant to which the Company agreed that the Lender shall have the right to convert the principal balance and accrued interest under the Loan and Revolving Note into shares of Company common stock at a conversion price of $0.116 per share (subject to adjustment for stock splits, stock dividends and other similar events). The foregoing conversion price is subject to future adjustment to the lowest price per share referenced in any equity related instrument the Company issues to any other person until the Lender has exercised its conversion rights. Pursuant to the Conversion Agreement, the Lender is prohibited from converting its debt to the extent that such conversion would result in the number of shares of common stock beneficially owned by Lender and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the conversion, which percentage may be increased or decreased at the holder’s election provided any adjustment would not become effective for 61 days. The Company agreed to file a resale registration statement providing for the resale by the Lender of the shares of common stock that may be received upon the foregoing conversion within 30 calendar days of the Lender’s request, and to use commercially reasonable efforts to cause such registration statement to become effective within 90 days of such request. To the extent that the Company does not have sufficient authorized shares of common stock to allow for the full conversion permitted by the Conversion Agreement, upon the Lender’s request, the Company will be required to use its reasonable best efforts to obtain approval of an increase in the Company's authorized shares from its shareholders. During any period of time that the Company does not have sufficient authorized shares to allow for the full conversion permitted by the Conversion Agreement, the Company will be prohibited from issuing any shares of common stock or common stock equivalents. As a result of Amendment No. 3, the exercise price of the warrants issued to the holders of Preferred Stock was reset to $0.116 per share.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain equity or debt financings to continue operations. We have a history of and expect to continue to report negative cash flows from operations and a net loss.  Our forecasts for 2024 and beyond indicate that we will need additional funding in order to have sufficient financial resources to continue to settle our debts as they fall due. We have taken significant measures to increase the profitability of our business in the short term, but we are not currently generating sufficient cash from our operations to settle our debts as they fall due and continue to require near term financing. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. These efforts have also resulted in an increased focus on our i-gaming business and a significant reduction in the investment of our esports products and technologies, which resulted in the recognition of an impairment loss on certain intangible assets and fixed assets. As a result of our actions as referenced above, we do not expect to launch our esports products in the short or medium term. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

As of September 30, 2023, we have incurred an accumulated deficit of $151,158,440 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $10,006,250 for the year ended September 30, 2023, as compared to cash used in operating activities of $11,394,834 for the same period in the prior year. Net cash used in operating activities during the year ended September 30, 2023 and 2022, included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services related to the Company’s restructuring and a reduction of accounts payable. Net cash used in operating activities during the year ended September 30, 2022, included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services related to completion of our audit, development of our new wagering platform and preparation of our public offering filings. Cash flow from operations during the year ended September 30, 2022 also benefitted from deferred payments for professional fees to our consultants, attorneys and accountants primarily required to complete the acquisition of the Aspire B2C business in November 2021.

Cash used in investing activities

Net cash provided by investing activities was $12,380 during the year ended September 30, 2023 related to acquisitions of new property and equipment. Net cash used in investing activities was $57,436,408 during the year ended September 30, 2022 related primarily to the completion of the acquisition of the Aspire B2C business in November 2021. Also contributing to the cash used in investing activities were purchase of fixed assets of $1,200,882 due primarily to opening of our office in Malta and purchase of software assets to support the new wagering platform.

Cash used provided by financing activities

Net cash provided by financing activities was $3,545,947 for the year ended September 30, 2023 due to the cash received from sale of common stock of $5,921,982, proceeds from settlement of derivatives of $973,965 and proceeds from the revolving note of $1,650,000, partially offset by the repayment of $5,000,000 on the Senior Notes.

Net cash provided by financing activities was $63,655,757 for the year ended September 30, 2022 due to the issuance of the Preferred and Common Stock and Senior Notes which resulted in net cash proceeds of $33,516,000 and $26,627,111, respectively, as well as the net cash proceeds of $3,492,450 raised in June 2022 from a private placement and $20,196 in cash proceeds from the exercise of stock options.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EBET, Inc. as of September 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

January 12, 2024

EBET, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022

ASSETS
Current assets:
Cash	$304,709	$5,486,210
Accounts receivable, net	643,254	1,647,345
Prepaid expenses and other current assets	1,331,201	1,772,332
Derivative asset	–	1,116,153
Right of use asset, operating lease, current portion	–	129,975

Total current assets	2,279,164	10,152,015

Long term assets:
Fixed assets, net	161,213	546,408
Intangible assets, net	3,701,609	27,545,329
Goodwill	8,962,652	30,657,460

Total assets	$15,104,638	$68,901,212

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$22,775,031	$14,273,249
Current lease liabilities	–	129,974
Borrowings, current portion	39,252,130	21,202,585
Liabilities to users	937,948	1,272,308
Total current liabilities	62,965,109	36,878,116

Long-Term Liabilities:
Borrowings, net of current portion	559,597	10,257,520

Total liabilities	63,524,706	47,135,636

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 and 37,700 issued and outstanding as of September 30, 2023 and 2022, respectively	–	38
Common Stock; $0.001 par value, 500,000,000 shares authorized 14,979,642 and 555,153 shares issued and outstanding as of September 30, 2023 and 2022, respectively	14,980	555
Additional paid-in capital	103,255,793	91,957,856
Accumulated other comprehensive (deficit) income	(532,401)	(7,365,129)
Accumulated deficit	(151,158,440)	(62,827,744)
Total stockholders’ equity (deficit)	(48,420,068)	21,765,576

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$15,104,638	$68,901,212

The accompanying notes are an integral part of these consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	September 30,
	2023	2022

Revenue	$39,177,504	$58,596,620
Cost of revenue	(21,974,147)	(36,014,055)

Gross profit	17,203,357	22,582,565

Operating expenses:
Sales and marketing expenses	10,743,972	27,500,618
General and administrative expenses	26,100,283	17,640,728
Product and technology expenses	1,149,717	3,993,846
Impairment loss	44,917,891	3,851,503
Acquisition costs	–	2,240,147
Total operating expenses	82,911,863	55,226,842

Loss from operations	(65,708,506)	(32,644,277)

Other income (expenses):
Interest expense	(17,113,413)	(9,894,531)
Gain (loss) on derivative instruments	(142,187)	1,239,510
Fair value of warrant liability	1,114,925	–
Foreign currency loss	(2,394,696)	(128,311)
Total other expense	(18,535,371)	(8,783,332)

Loss before provision for income taxes	(84,243,877)	(41,427,609)
Provision for income taxes	–	–

Net loss	(84,243,877)	(41,427,609)

Preferred stock dividends	(4,086,819)	(4,750,585)
Net loss attributable to common shareholders	(88,330,696)	(46,178,194)

Other comprehensive income:
Foreign currency translation income (loss)	6,832,727	(7,419,040)
Total other comprehensive income	6,832,727	(7,419,040)

Comprehensive loss	$(81,497,969)	$(53,597,234)

Net loss per common share – basic and diluted	$(32.23)	$(93.35)

Weighted average common shares outstanding – basic and diluted	2,740,990	494,655

The accompanying notes are an integral part of these consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

						Accumulated
	Preferred stock		Common Stock		Additional	Other
	Number of		Number of		paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	Income	deficit	Total

Balance at September 30, 2021	–	$–	443,848	$444	$26,847,225	$53,911	$(16,649,550)	$10,252,030

Shares and warrants issued for cash, net	–	–	32,587	32	3,492,418	–	–	3,492,450
Preferred shares issued for cash, net	37,700	38	–	–	33,515,962	–	–	33,516,000
Shares issued to for acquisition of Aspire B2C business	–	–	6,228	6	5,665,364	–	–	5,665,370
Cashless exercise of warrants	–	–	28,643	29	(29)	–	–	–
Shares issued for conversion of borrowings	–	–	27,500	28	412,472	–	–	412,500
Exercise of stock options for cash	–	–	1,960	2	20,194	–	–	20,196
Stock-based compensation	–	–	14,387	14	5,447,358	–	–	5,447,372
Preferred share dividends	–	–	–	–	4,750,585	–	(4,750,585)	–
Stock warrants issued in connections with Senior Notes	–	–	–	–	11,806,307	–	–	11,806,307
Net loss	–	–	–	–	–	–	(41,427,609)	(41,427,609)
Comprehensive income	–	–	–	–	–	(7,419,040)	–	(7,419,040)
Balance at September 30, 2022	37,700	38	555,153	555	91,957,856	(7,365,129)	(62,827,744)	21,765,576

Stock-based compensation	–	–	4,076	5	1,290,786	–	–	1,290,791
Shares issued for conversion of borrowings	–	–	75,179	75	1,127,582	–	–	1,127,657
Common stock issued for cash	–	–	212,418	212	5,921,770	–	–	5,921,982
Reclassification of warrants as liabilities	–	–	–	–	(1,114,925)	–	–	(1,114,925)
Conversion of preferred stock	(37,700)	(38)	14,132,816	14,133	(14,095)	–	–	–
Preferred share dividends	–	–	–	–	4,086,819	–	(4,086,819)	–
Net loss	–	–	–	–	–	–	(84,243,877)	(84,243,877)
Comprehensive income	–	–	–	–	–	6,832,728	–	6,832,728
Balance at September 30, 2023	–	$–	14,979,642	$14,980	$103,255,793	$(532,401)	$(151,158,440)	$(48,420,068)

The accompanying notes are an integral part of these consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(84,243,877)	$(41,427,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	11,012,829	4,778,405
(Gain) loss on derivative instruments	142,187	(1,116,153)
Change in fair value of warrant liabilities	(1,114,925)	–
Depreciation and amortization	6,971,311	6,377,301
Amortization of right of use assets	142,444	175,497
Stock-based compensation	1,290,791	5,447,372
Impairment loss	44,917,891	3,851,503
Foreign exchange loss	2,394,696	128,092
Gain on cryptocurrency settlement	–	(428)
Changes in operating assets and liabilities:
Accounts receivable	1,155,206	(1,793,198)
Prepaid expenses	569,573	(1,128,372)
Accounts payable and accrued liabilities	7,351,432	11,988,008
Right of use lease liabilities	(142,443)	(14,969)
Liabilities to users	(453,365)	1,339,717
Net cash used in operating activities	(10,006,250)	(11,394,834)

Cash flow from investing activities:
Purchase of software and equipment	(11,390)	(1,200,882)
Acquisition of Aspire B2C business	–	(56,235,526)
Proceeds from sale of fixed assets	23,770	–
Net cash used by investing activities	12,380	(57,436,408)

Cash flow from financing activities:
Proceeds from settlement of derivative instruments	973,965	–
Repayment of notes payable	(5,000,000)	–
Proceeds from debt issuance, net of issuance costs	–	26,627,111
Proceeds from revolving line of credit	1,650,000	–
Proceeds from equity issuances, net of costs of capital	5,921,982	37,028,646
Net cash provided by financing activities	3,545,947	63,655,757

Effect of foreign exchange rates on cash	1,266,422	1,596,836

NET CHANGE IN CASH	(5,181,501)	(3,578,649)
CASH AT BEGINNING OF PERIOD	5,486,210	9,064,859
CASH AT END OF PERIOD	$304,709	$5,486,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,011,085	$3,575,349
Cash paid for income taxes	$–	$–

Non-cash transactions
Preferred shares issued for dividends	$4,086,819	$4,750,585
Stock warrants issued in connection with Senior Notes	$–	$7,661,382
Common stock issued for acquisition of Aspire B2C business	$–	$5,665,370
Promissory note issued for acquisition of Aspire B2C business	$–	$11,330,740
Stock issued for conversion of borrowings	$1,127,657	$412,500
Capitalized interest and waiver fees on Senior Notes and Revolving Loan	$832,184	$–
Stock issuable for intangible assets	$–	$1,513,902
Stock issued for conversion of preferred stock	$422,837	$–
Reclassification of warrant as liabilities	$1,294,638	$–

The accompanying notes are an integral part of these consolidated financial statements.

EBET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization

EBET, Inc. (“EBET” or “the Company”) was formed on September 24, 2020 as a Nevada corporation. EBET is a technology company operating platforms focused on i-gaming including casino and sportsbook. The Company operates under a Curacao gaming sublicense pursuant to a set of agreements with Aspire Global plc (“Aspire”) as a platform provider allowing EBET to provide online betting services to various countries around the world.

At the Company’s annual meeting of stockholders completed on July 26, 2023, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-30, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion prior to the one-year anniversary of the annual meeting.

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a one-for-thirty (1:30) reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Nevada and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 4:01 p.m. Eastern Time on September 29, 2023 (the “Effective Time”). The Amendment provides that, at the Effective Time, every thirty shares of the Company’s issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain $0.001. All common share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity or debt financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. The Company's forecasts for 2024 and beyond indicate that it will need additional funding in order to have sufficient financial resources to continue to settle its debts as they fall due. The Company has taken significant measures in an attempt to increase the profitability of its business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. These efforts have also resulted in an increased focus on the Company’s i-gaming business and a significant reduction in the investment of the Company’s esports products and technologies, which resulted in the recognition of an impairment loss on certain intangible assets and fixed assets. As a result of the Company’s actions as referenced above, it does not expect to launch its esports products in the foreseeable future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

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

Accounts Receivable

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. Accounts receivable consists primarily of amounts due from our platform provider. The receivable balance owed to the Company represents the net amount owed to the Company by Aspire related to the strategic agreement for the Company’s i-gaming platform and is stated at historical cost less any allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of September 30, 2023 and 2022.

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

Impairment of Long-Lived Assets

Long-lived assets consist of software and equipment, finite-lived acquired intangible assets, such as license agreements, and indefinite-lived assets such as internet domain names. Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. As of September 30, 2023, the Company determined that it’s intangible assets and goodwill were impaired and recognized an impairment loss of $44,917,891, consisting of $24,790,233 related to goodwill and $20,127,658 related to intangible assets, primarily indefinite lived assets and customer relationships, which were fully impaired as of September 30, 2023. During the year ended September 30, 2022, the Company determined that its long-lived assets related to the esports business, including intangible assets, were impaired. As a result, the Company recognized an impairment loss of $3,851,503, including $3,282,243 related to intangible assets and $569,260 related to property and equipment.

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

The Company’s only significant lease was for office space in Malta, which had a two-year lease term beginning August 1, 2021, and is classified as an operating lease. The lease has an option to extend the term for an additional two years with a 10% increase in annual rent. The Company recognized a right of use asset and lease liability of $381,346 at commencement based on the present value of lease payments at commencement and utilizing an estimate incremental borrowing rate of 10%. The lease term expired in July 2023.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Operating Leases:
Operating lease right-of-use assets	$–	$129,975
Right of use liability operating lease current portion	$–	$129,974
Right of use liability operating lease long term	–	–
Total operating lease liabilities	$–	$129,974

Operating lease expense was $142,375 and $201,978 during the years ended September 30, 2023 and 2022, respectively.

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

No single customer accounted for more than 10% of revenue for the years ended September 30, 2023 and 2022. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of September 30, 2023 and 2022 based on the three-tier fair value hierarchy:

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$304,709	$–	$–
Total assets	304,709	–	–

Liabilities
Senior Notes, net of discount	–	26,350,630	–
Revolving line of credit	–	1,690,000	–
Note due to Aspire	–	10,594,000	–
Convertible notes payable, net of discount	–	617,500	–
Other notes payable, net of discount	–	559,597	–
Total liabilities	$–	$39,811,727	$–

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$5,486,210	$–	$–
Derivative asset	–	1,116,153	–
Total assets	5,486,210	1,116,153	–
Liabilities
Senior Notes, net of discount	–	19,595,694	–
Note due to Aspire	–	9,748,000	–
Convertible notes payable, net of discount	–	1,606,891	–
Other notes payable, net of discount	–	509,520	–
Total liabilities	$–	$31,460,105	$–

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

The Company entered into foreign exchange forward contracts to mitigate the change in fair value of specific liabilities and cash flows on the Consolidated Balance Sheets that were denominated in Euros related to the acquisition of the Aspire B2C business in November 2021. These undesignated hedging instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other income (expense), net. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The total notional amount of outstanding undesignated derivative instruments was $16,050,000 as of September 30, 2022. During the year ended September 30, 2023, the Company settled all of its foreign exchange forward contracts. The Company recognized a loss of $142,187 and a gain on derivative instruments of $1,239,510 during the years ended September 30, 2023 and 2022, respectively.

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

NOTE 3 – BUSINESS COMBINATION

Acquisition of the B2C business of Aspire Global plc

On October 1, 2021, the Company and Esports Malta entered into the “Acquisition Agreement” with Aspire, Aspire Global International Limited, AG Communications Limited, Aspire Global 7 Limited (collectively the “Aspire Related Companies”), and Karamba Limited (“Karamba”) whereby Esports Malta acquired all of the issued and outstanding shares of Karamba from the Aspire Related Companies. The total acquisition price, paid at the closing of the acquisition of the Karamba shares, was €65,000,000 paid as follows: (i) a cash amount of €50,000,000; (ii) €10,000,000, paid in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which were valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement). The transaction closed on November 29, 2021.

The acquired assets were recorded at their estimated fair values. The purchase price of this acquisition was allocated follows:

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

Unaudited proforma information

The following schedule contains pro-forma consolidated results of operations for the year ended September 30, 2023 and 2022 as if the Aspire B2C acquisition occurred on October 1, 2021. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2021, or of results that may occur in the future.

	Fiscal Year Ended
	September 30, 2023	September 30, 2022
Revenue	$39,177,504	$68,628,158
Operating loss	(65,708,506)	(32,488,215)
Net loss	(84,243,877)	(42,698,109)
Net loss attributable to common shareholders	(88,330,696)	(48,398,814)
Loss per common share - basic and diluted	$(32.23)	$(97.84)

The most significant proforma adjustments relate to annual interest on the Senior Notes and Note to Aspire issued in connection with the acquisition, amortization expense of the estimated intangible assets recognized as part of the purchase price allocation, and the preferred dividends incurred in connection with the financing of the acquisition.

NOTE 4 – BORROWINGS

The following is a summary of borrowings outstanding as at September 30, 2023 and 2022:

				September 30, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Issuance costs	Issuance costs	Accrued Interest
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior Note	15.0%	USD	26,350,630	26,350,630	–	–	26,350,630	–
Revolving Note	15.0%	USD	1,690,000	1,690,000	–	–	1,690,000	–
Note due to Aspire	10%	EUR	10,000,000	10,594,000	–	–	10,594,000	2,049,029
Convertible notes	10%	USD	617,500	617,500	–	–	617,500	62,681
Other	0%	USD	675,000	675,000	(115,403)	–	559,597	–
Total borrowings				39,927,130	(115,403)	–	39,811,727	2,111,710

Current							39,252,130	2,111,710
Long-term							559,597	–
Total borrowings							39,811,727	2,111,710

				September 30, 2022
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Issuance costs	Carrying Amount	Accrued Interest
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior notes	15%	USD	30,558,446	30,558,446	(8,526,776)	(2,435,976)	19,595,694	–
Note due to Aspire	10%	EUR	10,000,000	9,748,000	–	–	9,748,000	888,343
Convertible notes	10%	USD	1,606,891	1,606,891	–	–	1,606,891	200,947
Other	0%	USD	675,000	675,000	(165,480)	–	509,520	–
Total borrowings				42,588,337	(8,692,256)	(2,435,976)	31,460,105	1,089,290

Current							21,202,585	1,089,290
Long-term							10,257,520	–
Total borrowings							31,460,105	1,089,290

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

As of March 31, 2022, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver was contingent on the completion of an equity raise of $3.5 million, which was completed in June 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company agreed to amend the Senior Notes such that $5 million of principal loan balance becomes convertible at $107.40 per share commencing after the Company raises the $5,000,000 of common equity (including the foregoing $3.5 million). On February 2, 2023, the conversion option became exercisable upon closing of the offering that generated $6,500,000 of gross proceeds.

In connection with the Loan, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase 52,262 shares of Company common stock at an initial exercise price of $750 per share expiring on the earlier to occur of (i) five years following the issue date or (ii) the second anniversary of the satisfaction of all obligations of the Company under the Credit Agreement. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. In addition, the exercise price of the Lender Warrant is subject to “weighted-average” anti-dilution protection for issuances by the Company below the exercise price (other than certain defined exempt issuances), and, upon shareholder approval, which was received on February 9, 2022, the number of shares underlying the Lender Warrant shall also be adjusted for issuances to which the “weighted-average” anti-dilution protection applies. Pursuant to the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the number of shares underlying the warrant increased to 55,152 and the exercise price was reduced to $710.70. Pursuant to the foregoing anti-dilution provision, in connection with the $6.5 million offering completed in February 2023, the number of shares underlying the warrant increased to 77,082 and the exercise price was reduced to $508.50. The Lender will not have the right to exercise any portion of the Lender Warrant if the Lender (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Company common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Lender Warrant, which beneficial ownership amount, at the election of the Lender may be increased to any other percentage not in excess of 19.99% as specified by the Lender. If a fundamental transaction occurs, then the successor entity will succeed to, and be substituted for the Company, and will assume all of the Company’s obligations under the Lender Warrant with the same effect as if such successor entity had been named in the Lender Warrant itself. On December 29, 2023, the Lender agreed to cancel all 77,082 outstanding common stock warrants it held.

Between September 2, 2022 and June 20, 2023, the Lender provided the Company with multiple limited waivers of the Senior Note covenants in exchange for aggregate payments of $609,558 which were added to the principal amount of the Senior Note. During this period, the Company made a principal repayment of $3,000,000 which reduced the minimum cash balance requirement from $5,000,000 to $2,000,000.

On June 30, 2023, the Company, the subsidiaries of the Company and the Lender entered into a forbearance agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Company acknowledged, among other items, that, as June 30, 2023, it was in default under the Credit Agreement, the Lender had the right to accelerate the Loan, and the Lender had the right to impose the default rate of interest under the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising its rights and remedies against the Company and the Guarantors under the Credit Documents until the earlier of September 15, 2023 or a termination event. A termination event under the Forbearance Agreement consists of the filing of a bankruptcy proceeding by the Company or any Guarantor, the occurrence of a new event of default under the Credit Agreement, or the failure by the Company or any Guarantor to perform any material requirement, covenant, or obligation under the Forbearance Agreement. During the forbearance period, the Lender agreed, among other items, not to accelerate the Loan, initiate any bankruptcy filings, or apply any default rates of interest. As partial consideration for the Lender agreeing to enter into the Forbearance Agreement, the Company paid a forbearance fee equal to 50 basis points of the outstanding principal amount of the Loan (or $130,425), which amount was added to the principal balance of the loan. In addition, on June 30, 2023, the Company made a prepayment of the Loan in the amount of $2.0 million, which in turn reduced the minimum cash balance requirement under the Credit Agreement to $0. On September 15, 2023, the Company, the subsidiaries of the Company and the Lender entered into an amendment number 1 to the Forbearance Agreement (the “Forbearance Amendment No. 1”). The Forbearance Amendment No. 1 extended the Forbearance Date from September 15, 2023 until October 31, 2023.

On October 1, 2023, the Company, the subsidiaries of the Company and the Lender entered into an amendment number 2 to the Forbearance Agreement (the “Forbearance Amendment No. 2”). The Forbearance Amendment No. 2 extended the Forbearance Date from October 31, 2023 until June 30, 2025, and provides that instead of interest being payable monthly in cash, such interest shall accrue in arrears and can be added to the outstanding principal balance of the Loan and Revolving Note. The interest rate on the Loan and the Revolving Note was increased to 16.5% per annum. The Forbearance Amendment No. 2 further adds that the Company’s suspension from trading or failure to be listed on the Nasdaq Capital Market for more than 30 calendar days will constitute a Termination Event under the Forbearance Agreement as amended. On November 11, 2023, Lender provided the Company with an extension of the Nasdaq Capital Market delisting/suspension Termination Event for an additional 40 calendar days up to December 23, 2023, and on December 19, 2023, the Lender provided the Company with an additional extension of 40 days. Pursuant to Forbearance Amendment No. 2, the Company agreed that to the extent it receives net proceeds from or in connection with a judgment, settlement or other in or out of court resolution of a commercial tort claim, the Company will: (i) make a prepayment on the Loan or the Revolving Note (discussed below) of 100% of such net proceeds; and (ii) make an additional payment to the Lender equal to 5% of any such net proceeds (prior to the payments set forth in subsection (i)) in excess of $50.0 million.

In connection with the Forbearance Agreement, the Lender agreed to provide the Company with a revolving line of credit in the amount of $2.0 million (the “Revolving Note”), with any advances under the Revolving Note to be made in the sole discretion of the Lender. On September 29, 2023, the Lender agreed to increase the maximum available amount of the Revolving Loan to $4.0 million. The Company paid Lender a fee of $40,000 in connection with the increase. The Revolving Note will have a maturity date of November 29, 2024 and carry an interest rate of 15.0% per annum, provided that upon an occurrence of default the interest rate will increase to the default rate under the Loan. The Revolving Note shall be an Obligation as defined in the Credit Agreement and as such shall be secured by the collateral in which the Company and the Guarantors have granted liens and security interests to the Lender in connection with the Loan. All discretionary advances shall terminate automatically and all outstanding principal together with accrued but unpaid interest and fees shall become immediately due and payable, without notice to or action by any party, on the earlier of the termination date of the Forbearance Agreement, or the maturity date of the Revolving Note, unless otherwise extended by the Lender. As of September 30, 2023, the outstanding balance on the Revolving Note was $1,690,000.

Effective October 1, 2023, the Company entered into an amended and restated note conversion option agreement (the “Option Agreement”) with the Lender. Pursuant to the Option, the Company agreed that Lender have the right to convert any amounts due pursuant to the Loan and the Revolving Note into shares of Company common stock at a conversion price of $1.25 per share with respect to the initial $5.0 million and at a conversion price of $2.50 per share with respect to the remaining amounts. In addition, the Company agreed to file a registration statement registering the resale of the shares of Company common stock underlying the Loan within 45 days of the date of the Option and to use its commercially reasonable efforts to cause such registration statement to become effective within 120 days of the date of the Option.

The Option Agreement provides that the Lender (together with its affiliates) may not convert any portion of the Loan or Revolving Loan during an initial 45-day lockup or to the extent that the Lender would own more than 9.99% of the Company’s outstanding common stock immediately after exercise, except that upon prior notice from the Lender to the Company, the Lender may increase or decrease the amount of ownership of outstanding stock after conversion of the Loan, provided that any modification will not be effective until 61 days following notice to the Company.

On January 9, 2024, the Company, the subsidiaries of the Company and the Lender entered into a Third Amendment to Credit Agreement (the “Amendment No. 3”). The Amendment No. 3 increased the maximum available amount of the Revolving Loan from $4.0 million to $6.5 million and provided such additional loan availability under a use of proceeds that including working capital as well as funding for our litigation matters, materially including our litigation against Aspire. In connection with entering into Amendment No. 3, the Company and the Lender entered in a second amended and restated note conversion option agreement (the “Conversion Agreement”), pursuant to which the Company agreed that the Lender shall have the right to convert the principal balance and accrued interest under the Loan and Revolving Note into shares of Company common stock at a conversion price of $0.116 per share (subject to adjustment for stock splits, stock dividends and other similar events). The foregoing conversion price is subject to future adjustment to the lowest price per share referenced in any equity related instrument the Company issues to any other person until the Lender has exercised its conversion rights. Pursuant to the Conversion Agreement, the Lender is prohibited from converting its debt to the extent that such conversion would result in the number of shares of common stock beneficially owned by Lender and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the conversion, which percentage may be increased or decreased at the holder’s election provided any adjustment would not become effective for 61 days. The Company agreed to file a resale registration statement providing for the resale by the Lender of the shares of common stock that may be received upon the foregoing conversion within 30 calendar days of the Lender’s request, and to use commercially reasonable efforts to cause such registration statement to become effective within 90 days of such request. To the extent that the Company does not have sufficient authorized shares of common stock to allow for the full conversion permitted by the Conversion Agreement, upon the Lender’s request, the Company will be required to use its reasonable best efforts to obtain approval of an increase in the Company's authorized shares from its shareholders. During any period of time that the Company does not have sufficient authorized shares to allow for the full conversion permitted by the Conversion Agreement, the Company will be prohibited from issuing any shares of common stock or common stock equivalents. As a result of Amendment No. 3, the exercise price of the warrants issued to the holders of Preferred Stock was reset to $0.116 per share.

As a result of the event of default on the Senior Note, the Company amortized all remaining debt discount and debt issuance costs associated with the Senior Note. During the year ended September 30, 2023 and 2022, the Company recognized interest expense of $10,962,752 and $4,216,442, respectively, from the amortization debt discount and debt issuance costs related to the Senior Note. There was no unamortized debt discount and debt issuance costs associated with the Senior Note as of September 30, 2023.

Note due to Aspire

The Note provides for an interest rate of 10% per annum. The maturity date of the Note will be the earlier of that date which is four years from the issuance date or a liquidity event. The Note will require repayment of the principal amount plus any accrued interest in three equal installments, payable annually starting on the second anniversary after issuance. No interest payment shall be due until that date which is the last day of the end of the second-year anniversary of issuance should the Note remain unpaid at such time. Should the Note remain unpaid at the second-year anniversary, the total accrued interest due at that time shall be paid at the second-year anniversary for accrued interest for the period from the issuance date through the second-year anniversary date. Thereafter, and on each annual anniversary date thereafter, the interest due for the prior annual period shall be paid. Notwithstanding the foregoing, if the Company owes greater than $15,000,000 under the Credit Agreement, then the parties agree that the Company shall repay any principal amount plus any accrued interest due through the issuance of Company common stock in lieu of any cash payment and the amount of said common stock shares to be issued by the Company shall be determined by using the Conversion Price as defined below. Should an event of default occur on the Note, then at the election of Aspire, either (i) the Operator Services Agreement will be amended such that the fees payable shall increase by 5% during the continuation of the event of default, or (ii) Aspire may elect to convert the entire outstanding principal amount plus any accrued interest into shares of common stock of the Company at a price per share based on the weighted-average per-share price for the ten trading days prior to the date of the occurrence of the event of default (“Conversion Price”). In no event shall the Conversion Price be lower than $540.00 per share (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof) and the total maximum number of shares of common stock that may be issued to Aspire upon any such conversion in the aggregate shall be 21,667 shares (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof). As a result of the default on the Senior Note and the Forbearance Agreement described above, a potential event of default exists pursuant to the terms of the Note, and as such as classified all principal and interest as a current liability.

Convertible Notes and other

On September 1, 2020, ESEG Limited, a wholly owned subsidiary of the Company, entered into three promissory notes, with a combined principal amount of $2,100,000. The notes bore interest at the rate of 10% per annum through maturity and matured on March 1, 2022 and are now convertible at the noteholder’s option. The Company also agreed to pay two of the lenders a total of $675,000 on September 1, 2025, bearing no interest. The Company issued each of the lenders a conversion option at a fixed price of $15 per share and issued 67,167 warrants to purchase shares of the Company’s common stock at an exercise price of $9.00 per share, each with a term of five years. The holder may convert the note into shares of common stock at any time throughout the maturity date, to the extent and provided that no holder of the notes was or will be permitted to convert such notes so long as it or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the twelve months ended September 30, 2021, a total of $187,500 of principal was converted into 12,500 shares of common stock. During the year ended September 30, 2022, a total of $305,609 of principal and $106,891 of accrued interest was converted into 27,500 shares of common stock. During the year ended September 30, 2023, a total of $989,391 of principal and $138,266 of accrued interest was converted into 75,179 shares of common stock. As of September 30, 2023, the outstanding principal and accrued interest balance of the convertible notes was $617,500 and $62,681, respectively.

During the year ended September 30, 2023 and 2022, the Company recorded a charge of $50,077 and $561,963, respectively, in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

NOTE 5 – STOCKHOLDERS’ EQUITY

On July 26, 2023, the Company increased its authorized common shares to 500,000,000 shares of common stock with a par value of $0.001. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

At the Company’s annual meeting of stockholders completed on July 26, 2023, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-30, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion prior to the one-year anniversary of the annual meeting.

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a one-for-thirty (1:30) reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Nevada and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 4:01 p.m. Eastern Time on September 29, 2023 (the “Effective Time”). The Amendment provides that, at the Effective Time, every thirty shares of the Company’s issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain $0.001. The Reverse Stock Split is presented retroactively.

June 2022 Private Placement

On June 16, 2022, the Company issued, in a private placement priced at-the-market under Nasdaq rules: (i) 32,587 shares of the Company’s common stock, and (ii) warrants to purchase up to an aggregate of 32,587 shares of common stock. The combined purchase price of one share of common stock and accompanying warrant was $107.40. The gross proceeds to the Company from the private placement were approximately $3.5 million, before deducting fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the warrants.

February 2023 Private Placement

On February 2, 2023 the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with several institutional and accredited investors to issue, in an offering (the “February Offering”): (i) 212,418 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, and (ii) warrants to purchase up to an aggregate of 212,418 shares of Common Stock (the “Warrants”). The combined purchase price of one share of Common Stock and accompanying Warrant was $30.60.

Subject to certain ownership limitations, the Warrants are exercisable commencing six months after issuance. Each Warrant is exercisable into one share of Common Stock at a price per share of $30.60 (as adjusted from time to time in accordance with the terms thereof) and will expire five and one-half years from the issuance date. The closing of the sales of these securities under the Purchase Agreements was on February 6, 2023.

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

The Preferred Stockholders are entitled to receive dividends, at a rate of 14.0% per annum, which shall be payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance date. With limited exceptions, the Preferred Stockholders have no voting rights. The dividends can be paid in either cash or in the issuance of additional preferred shares. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company available to shareholders, an amount equal to the greater of: (i) the purchase price for each share of Preferred Stock then held, or (ii) the amount the holders would have received had the holders fully converted the Preferred Stock to Company common stock, in each case, before any distribution or payment shall be made to the holders of the Company’s common stock. The Preferred Stock is convertible into Company common stock at an initial conversion price of $840.00 per share (“Conversion Price”); provided that the Conversion Price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the Conversion Price then in effect. In addition, on December 31, 2022 and April 15, 2023 (each an “Adjustment Date”), the Conversion Price shall be adjusted to the lesser of: (i) the Conversion Price in effect on the Adjustment Date, or (ii) 85% of the average closing price of the Company’s common stock for the fifteen trading days prior to the Adjustment Date. On December 30, 2022, the holders of a majority of the Preferred Stock approved an amendment to the terms of the Preferred Stock to: (i) extend the initial Adjustment Date from December 31, 2022 to January 31, 2023; and (ii) to modify the definition of “Exempt Issuance” to permit the issuance of shares of Company common stock to consultants. On December 30, 2022, the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock was filed in the State of Nevada.

The Warrants are exercisable and expire on the fifth anniversary thereafter. The Warrants were initially to be exercisable at an exercise price of $900.00 per share, provided that the exercise price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the exercise price then in effect. Notwithstanding the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the exercise price was reduced to $45.00. In February 2023, the warrants exercise price was reset to $30.60 in connection with the February 2023 equity financing. The Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the ordinary shares underlying the Warrants.

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

During the year ended September 30, 2023, the Company issued 14,132,816 shares of common stock pursuant to exercise of all 37,700 shares of Preferred Stock. As of September 30, 2023, there were no shares of Preferred Stock outstanding.

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

On July 26, 2023, the Company amended the 2020 Plan to increase the number of shares of common stock that may be issued under the 2020 Plan to 250,000. As of September 30, 2023, the Company had awarded a total 46,192 shares under the 2020 Plan, with 203,808 remaining under the 2020 Plan.

Common Stock Awards

The Company has awarded restricted stock units and shares of common stock to various employees, consultants and officers under the 2020 Plan. The majority of these awards will vest equally over terms of up to four years. At September 30, 2023, the Company had 7,046 restricted stock units in issuance. During the year ended September 30, 2023, 4,080 restricted stock units were converted into shares of common stock.

During the years ended September 30, 2023 and 2022, the Company recognized a total of $939,915 and $4,000,578, respectively, of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $1,541,232 upon vesting of all awards.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to brokers, an asset purchase agreement and convertible notes issued during the years ended September 30, 2023 and 2022. The following table summarizes warrant activity during the years ended September 30, 2023 and 2022:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years

Outstanding at September 30, 2021	73,321	$27.76	4.04
Granted	158,730	344.92	5.00
Cancelled	–	–	–
Expired	–	–	–
Exercised	(30,914)	53.30	–
Outstanding at September 30, 2022	201,137	$274.05	4.01
Granted	234,354	75.32	5.00
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at September 30, 2023	435,491	$122.04	3.91
Exercisable at September 30, 2023	435,491	$122.04	3.91

The outstanding and exercisable common stock warrants as of September 30, 2023 had no intrinsic value.

As a result of the reset of the conversion price of the Company’s preferred stock to $21.30 on April 28, 2023 as disclosed above, as of June 30, 2023 the Company had insufficient shares to settle its equity-linked instruments until it increased its authorized shares of Company common stock in July 2023. The Company applied a sequencing approach to determine which instruments may not be settled in shares based on the Company’s current authorized shares of common stock and should be accounted for as derivatives under ASC 815. The Company ordered its equity-linked instruments in order of issuance date, excluding employee awards that are not within the scope of ASC 815. Based on this analysis, the Company determined the 212,418 common stock warrants issued in connection with the sale of common stock on February 6, 2023 should be accounted for as liabilities at fair value. The Company estimated the fair value at April 28, 2023 using a Black Scholes option pricing model and the following inputs: 1) exercise price of $30.60; 2) volatility based on a peer group of companies of 89%; 3) risk-free rate of 3.51%; 4) dividend yield of 0% and 5) expected term of 5.3 years. The Company reclassified $1,294,638 from additional paid in capital to the warrant liability. On July 26, 2023, as a result of the increase in authorized shares of common stock, the warrants were reclassified to APIC, as the Company had sufficient authorized shares to settle the warrants. The Company estimated the fair value as of July 26, 2023 to be $179,713 using the following assumptions: 1) exercise price of $30.60; 2) volatility based on a peer group of companies of 89%; 3) risk-free rate of 4.09%; 4) dividend yield of 0% and 5) expected term of 5.0 years.

During the year ended September 30, 2023, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $60 to $868.50 per share; 2) dividend yield of 0%; 3) risk-free rate of between 1.18% and 3.35%; 4) expected term of between 5 years; 5) an exercise price of $74.70 or $868.50 and 6) expected volatility of 42.14% based on a peer group of public companies. The warrants issued in connection with the Senior Notes had a fair value of $19,467,688, and the relative fair value of $11,806,307 was recorded as debt discount. The estimated fair value of the warrants issued to preferred stockholders was $24,171,423, and the estimated fair value of the warrants issued in connection with the June 2022 private placement was $504,952.

Options

During the years ended September 30, 2023 and 2022, the Company entered into various agreements with employees, members of the Board of Directors and consultants whereby the Company awarded common stock options under the 2020 Plan. Of the 2,457 unvested options as of September 30, 2023, 667 will vest upon future performance conditions being met, and the remainder vest equally over periods of between one and four years from issuance.

The following table summarizes option activity during the years ended September 30, 2023 and 2022:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2021	82,489	$84.27	7.95
Granted	1,837	841.90	10.00
Cancelled/Forfeited	(16,525)	244.50	–
Exercised	(1,894)	7.50	–
Outstanding at September 30, 2022	65,907	$67.41	7.33
Granted	–	–	–
Cancelled/Forfeited	(45,620)	46.90	–
Exercised	–	–	–
Outstanding at September 30, 2023	20,287	$113.55	5.37
Exercisable at September 30, 2023	17,830	$94.83	5.07

During the years ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $1,288,432 and $1,446,794, respectively, related to common stock options awarded. The exercisable common stock options had no intrinsic value as of September 30, 2023. The Company expects to recognize an additional $1,332,132 of compensation cost related to stock options expected to vest.

The Company estimated the fair value of the stock options awarded during the year ended September 30, 2022 using a Black-Scholes option pricing model and the following assumptions: 1) stock price of $90 to $939.90 per share; 2) dividend yield of 0%; 3) risk-free rate of between 0.85% and 1.20%; 4) expected term of between 3.5 and 6.25 years; 5) an exercise price between $7.50 and $939.90 and 6) expected volatility of 42.14% based on a peer group of public companies.

NOTE 6 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Software	$264,850	$391,851
Furniture and fixtures	388,226	368,432
Total fixed assets	653,076	760,283
Accumulated depreciation	(491,863)	(213,875)
Fixed assets, net	$161,213	$546,408

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

Depreciation expense was $432,164 and $146,797 for the year ended September 30, 2023 and 2022, respectively.

Intangible Assets – Aspire b2C Acquisition

As disclosed in Note 3, the Company acquired intangible assets as part of the Aspire B2C Business acquisition. The acquired intangibles consisted of the following as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Trademarks and tradenames, indefinite lives	$2,210,000	$14,232,080
Trademarks and tradenames, three year lives	4,533,030	4,562,064
Customer relationships	–	13,910,396
Other	12,693	10,493
Total acquired intangibles	6,755,723	32,715,033
Accumulated amortization	(3,054,114)	(5,169,704)
Acquired intangible assets, net	$3,701,609	$27,545,329

As of September 30, 2023, the Company determined that its intangible assets and goodwill were impaired as a result of the loss of revenue generated by the gaming websites owned by the Company that operate in Germany after being shut down in May 2023, and the overall decline in the Company’s results of operations during fiscal year ended September 30, 2023. The Company recognized a total impairment loss of $44,917,891, consisting of $24,790,233 related to goodwill and $20,127,658 related to intangible assets, primarily indefinite lived assets and customer relationships, which were fully impaired as of September 30, 2023. The remaining trademarks and tradenames and customer relationships are amortized over an estimated useful life of three years. Amortization expense on the Aspire intangible assets was $6,539,147 and $5,949,143, respectively, for the years ended September 30, 2023 and 2022.

The Karamba trademarks and tradenames have an indefinite useful life. The remaining trademarks and tradenames are amortized over an estimated useful life of three years. Amortization for the year ended September 30, 2024 and 2025 is expected to be approximately $1,267,642 and $211,274, respectively.

Intangible Assets – Domain Names

On September 1, 2020, the Company’s wholly owned subsidiary, ESEG, entered into domain purchase agreements to acquire the rights to certain domain names from third parties. The cost to acquire the domain names was $2,239,606, based on the estimated fair value of the consideration transferred to the sellers. ESEG issued notes payable with a combined principal amount of $2,100,000, which were to mature on March 1, 2022, bearing interest at 10%. These notes were exchanged for notes of the Company in September 2020. The Company also agreed to pay a total of $675,000 on September 1, 2025, with no interest. The Company estimated discount of these liabilities totaling $535,394 at the date of the transaction, to be amortized over the maturity period of the liabilities. The domain names were recorded as an intangible asset with an indefinite useful life. In connection with the preparation of the financial statements for inclusion in the Company’s Form 10-K for the year ended September 30, 2022, the Company’s management evaluated the domain names related to its esports operations at September 30, 2022 and determined that the assets were impaired due to the lack of progress in developing its esports operations and the Company’s decision to no longer pursue those operations, recognizing an impairment loss of $2,239,606, included in Impairment loss on the consolidated statement of comprehensive loss.

Intangible Assets - License Agreement

On October 1, 2020, the Company entered into an option agreement which gave the Company rights to acquire a license for proprietary technology related to online betting. The Company paid $133,770 upon execution of the option agreement, paid an additional $286,328 in cash, and issued 2,167 shares of common stock upon exercise of the option on or about May 3, 2021. The shares had a fair value of $1,456,650 at the date of exercise of the option and execution of the license agreement resulting in total value for the license agreement of $1,876,748. During the year ended September 30, 2022, the Company recognized amortization expense of $573,451 included in product and technology expenses. In connection with the preparation of the financial statements for inclusion in the Company’s Form 10-K for the year ended September 30, 2022, the Company determined that the intangible asset, which was related to the esports operations due to the lack of progress in developing its esports operations and the Company’s decision to no longer pursue those operations, was impaired and recognized an impairment loss of $1,042,637, included in Impairment loss on the consolidated statement of comprehensive loss.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Financial Advisor’s Claims

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor (collectively the “Claims”). On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The Statement of Claim alleged damages of $5.7 million and sought a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. On August 4, 2022, EBET, Inc. counterclaimed against Boustead Securities, LLC for tortious interference with prospective economic advantage and demanded damages and attorneys’ fees in an amount to be determined. Boustead Securities, LLC’s current Second Amended Statement of Claim, filed on May 24, 2023, alleges $12 million in damages and no longer seeks declaratory relief. In response to Boustead Securities, LLC’s Second Amended Statement of Claim, Company maintains its counterclaim and all affirmative defenses previously asserted. The arbitration occurred on November 6, 2023, ended on November 8, 2023. On January 5, 2024, the arbitration panel awarded the Advisor $15.2 million in damages and attorneys’ fees. The Company has accrued the awarded amounts in the accompanying consolidated balance sheet, included in Accounts Payable and Accrued Liabilities. The Company recognized expense of $11,597,240 related to this award during the year ended September 30, 2023, included in general and administrative expenses.

Other Contingencies

On June 26, 2023, a former vendor of the Company, Litebox USA, LLC filed a Complaint against EBET, Inc. alleging causes of action including Breach of Contract; Breach of the Implied Covenant of Good Faith and Fair Dealing; Unjust Enrichment; Quantum Meruit; Promissory Estoppel; Open Book Account/Account Stated; and other causes of action. The action stems from an alleged nonpayment pursuant to a Master Service Agreement and three separate Statements of Work for the alleged development of software thereunder. EBET, Inc. filed a demurrer to this Complaint and the hearing on same is set for June 2024. EBET intends to vigorously defend this matter.

On September 28, 2023, EBET, INC. filed a lawsuit in the State of Nevada against Aspire Global PLC, AG Communications and affiliated entities asserting damages in an amount of no less than 65,000,000 Euro plus punitive and other damages proven at trial (“Aspire Litigation”) and including causes of action against Aspire and the other defendants for fraud and material breach of the share purchase agreement whereon the Company had acquired the i-gaming B2C assets including the Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP domains, sites, player database and other related assets and also related to the operator service agreements and Promissory Note entered concurrent with the closing of the share purchase agreement. On November 7, 2023, Aspire and the other defendants removed the subject matter to the United States District Court for the District of Nevada. The Aspire Litigation is material to the Company and the result of such litigation is highly likely to have a material impact on the Company going forward.

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

NOTE 8 – TRANSACTION WITH RELATED PARTIES

On November 10, 2020, the Company entered into an employment agreement with Michael Barden, a family member of the Company’s former Chief Operating Officer, to serve as the Company’s marketing director. The employment agreement provides for an annual salary of $132,000, a technology allowance of $5,000, and an award of 1,000 shares of common stock in the Company, vesting in four equal annual installments. On August 2, 2022, Mr. Barden’s employment was terminated.

The Company engaged a firm owned by Matthew Lourie, the Company’s Chief Financial Officer to provide financial reporting services. For the years ended September 30, 2023 and 2022, the Company incurred consulting fees of $72,658 and $18,273, respectively.

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

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended September 30, 2023	Year Ended September 30, 2022
Income tax benefit computed at the statutory rate	$17,691,000	$8,700,000
Non-deductible expenses	(12,221,000)	(2,696,000)
Return to provision adjustment	(175,000)	–
Change in valuation allowance	(5,295,000)	(6,004,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows:

	As of September 30, 2023	As of September 30, 2022
Deferred income tax assets:
Net operating losses	$13,295,000	$8,000,000
Valuation allowance	(13,295,000)	(8,000,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $52,595,000. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses prior to the Share Exchange.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2023 and 2022. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 10 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. For the years ended September 30, 2022 and 2023, common shares issuable under preferred stock (0 and 50,361 shares), convertible debt, (113,567 and 171,733 shares), stock options (20,287 and 65,907 shares) and common stock warrants (435,491 and 201,137 shares) were excluded from the calculation of diluted net loss per share due to their antidilutive effect.

	Year Ended
	September 30, 2023	September 30, 2022
Numerator:
Net income (loss)	$(84,243,877)	$(41,427,609)
Preferred stock dividends	(4,086,819)	(4,750,585)
Net income (loss) attributable to common stockholders	$(88,330,696)	$(46,178,194)

Denominator:
Basic and diluted weighted average common shares	2,740,990	494,655
Basic and diluted net income (loss) per common share	$(32.23)	$(93.35)

NOTE 11 – SUBSEQUENT EVENTS

On October 12, 2023, the Company received written notice (the “Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) that it would delist the Company’s shares of common stock from the Nasdaq Capital Market upon the opening of trading on October 13, 2023. The Company’s common stock was traded on the OTC Pink Sheets until December 6, 2023, when the Company was uplisted to the OTCQB exchange.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on this evaluation, our chief executive officer and our chief financial officer, concluded that as a result of the material weakness in our internal control over financial reporting discussed below our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be, ineffective, as of September 30, 2023, due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.

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

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at September 30, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	27,337	$113.55	203,808
Equity compensation plans not approved by security holders (2)	73	$90.00	–

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2020 Stock Plan.
(2)	Consists of warrants issued to consultants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)       The following documents are filed or furnished as part of this Form 10-K:

1.	Financial Statements. The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Financial Statements on page 33.

2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Share Purchase Agreement, dated as of September 30, 2021 (incorporated by reference to the exhibit 2.1 of the Form 8-K filed October 1, 2021)

3.1	Articles of Incorporation of EBET, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form S-1 file no. 333-254068)

3.2	Amended and Restated Bylaws of EBET, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed May 5, 2022)

3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed January 3, 2023)

3.4	Articles of Merger (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed May 5, 2022)

3.5	Certificate of Amendment of the Articles of Incorporation of EBET, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed July 28, 2023)

3.6	Amendment to EBET, Inc. Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed October 2, 2023)

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Company’s Form S-1/A file no. 333-254068)

4.2	Form of Warrant issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.3 to the Company’s Form S-1 file no. 333-254068)

4.3	Form of Convertible Note issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.4 to the Company’s Form S-1 file no. 333-254068)

4.4	Form of Promissory Note between EBET, Inc., Esports Product Technologies Malta Ltd. and Aspire Global Plc (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed December 1, 2021)

4.5	Form of Preferred Stock Investor Warrant (incorporated by reference to exhibit 4.2 to the Company’s Form 8-K filed December 1, 2021)

4.6	Form of Lender Warrant (incorporated by reference to exhibit 4.3 to the Company’s Form 8-K filed December 1, 2021)

4.7 *	Description of Securities of EBET, Inc.

4.8	Form of June 2022 Investor Warrant (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed June 8, 2022)

4.9	Form of February 2023 Investor Warrant (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed February 2, 2023)

10.1 **	2020 Stock Plan of EBET, Inc., as amended, and forms of award agreements thereunder (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed July 28, 2023)

10.2	Domain Purchase Agreement between ESEG Limited and Dover Hill LLC (incorporated by reference to exhibit 10.7 to the Company’s Form S-1 file no. 333-254068)

10.3	Domain Purchase Agreement between ESEG Limited and Esports Group LLC (incorporated by reference to exhibit 10.8 to the Company’s Form S-1 file no. 333-254068)

10.4	Domain Purchase Agreement between ESEG Limited and YSW Holdings, Inc. (incorporated by reference to exhibit 10.9 to the Company’s Form S-1 file no. 333-254068)

10.5 **	Form of Independent Director Agreement (incorporated by reference to exhibit 10.10 to the Company’s Form S-1 file no. 333-254068)

10.6 +	Software License Agreement between Galaxy Group Ltd. and ESEG Limited Dated September 28, 2020 (incorporated by reference to exhibit 10.11 to the Company’s Form S-1 file no. 333-254068)

10.7 +	White Label Agreement by and between Splash Technology Limited, and EBET, Inc. dated February 5, 2021 (incorporated by reference to exhibit 10.12 to the Company’s Form S-1 file no. 333-254068)

10.8	License Agreement between EBET, Inc. and Colossus (IOM) Limited dated May 6, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 12, 2021)

10.9 **	First Amended and Restated Employment Agreement between EBET, Inc. and Aaron Speach dated November 5, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021)

10.10 **	Non-Employee Director Compensation Policy (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed November 9, 2021)

10.11 +	Credit Agreement dated November 29, 2021 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to the Exhibit 10.2 of the Form 8-K filed December 1, 2021)

10.12	Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed June 8, 2022)

10.13	Amendment to Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed June 17, 2022)

10.14	Employment Agreement between EBET, Inc. and Matthew Lourie (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 9, 2022)

10.15 ¥	Forbearance Agreement dated June 30, 2023 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed July 3, 2023)

10.16	Form of Revolving Note issuable by EBET, Inc. to CP BF Lending, LLC (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed July 3, 2023)

10.17	Forbearance Agreement Amendment No. 1 dated September 15, 2023 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed September 19, 2023)

10.18 ¥	Forbearance Agreement Amendment No. 2 dated October 2, 2023 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed October 2, 2023)

10.19	Amended and Restated Note Conversion Option Agreement dated October 2, 2023 between EBET, Inc. and CP BF Lending, LLC (incorporated by reference to exhibit 10.5 to the Company’s Form 8-K filed October 2, 2023)

10.20 *	Third Amendment to Credit Agreement to Credit Agreement dated January 9, 2024 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC

10.21*	Second Amended and Restated Note Conversion Option Agreement dated January 9, 2024 between EBET, Inc. and CP BF Lending, LLC

21	List of Subsidiaries (incorporated by reference to exhibit 21 to the Company’s Form 10-K filed December 23, 2021)

23.1 *	Consent of BF Borgers LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
¥	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16.	10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EBET, INC.

By:	/s/ Aaron Speach
Aaron Speach,
Chief Executive Officer and Chairman

Date: January 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Speach	Chief Executive Officer and Chairman	January 12, 2024
Aaron Speach	(Principal Executive Officer)

/s/ Matthew Lourie	Chief Financial Officer	January 12, 2024
Matthew Lourie	(Principal Financial and Accounting Officer)

/s/ Michael Nicklas	Director	January 12, 2024
Michael Nicklas

/s/ Dennis Neilander	Director	January 12, 2024
Dennis Neilander

/s/ Christopher S. Downs	Director	January 12, 2024
Christopher S. Downs

