Form 10-K/A
period 2023-09-30
EBET, Inc.
filed 2024-01-29
CIK 1829966

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

The number of shares of the registrant’s common stock outstanding as of January 26, 2024 was 14,979,642.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of EBET, Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended September 30, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on January 12, 2024 (the “2023 10-K”), to include information previously omitted from the 2023 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before January 29, 2024 (i.e., within 120 days after the end of our 2023 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of our 2023 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on January 12, 2024 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2021 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of all of our directors and executive officers as of January 29, 2024. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

Aaron Speach	35	Chairman of the Board, President and Chief Executive Officer
Matthew Lourie	43	Chief Financial Officer
Christopher S. Downs	45	Director
Dennis Neilander	62	Director
Michael Nicklas	62	Director

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

Matthew Lourie, Chief Financial Officer. Mr. Lourie joined us in September 2022 as our Chief Financial Officer, after previously serving in such position from October 2020 until March 2021. Mr. Lourie has extensive management, accounting and financial experience. Mr. Lourie currently owns and operates (founded May 2017) Fresh Notion Financial Services and provides consulting and reporting services to other public and private companies. Mr. Lourie served as an audit partner of the PCAOB registered firm MaloneBailey from November 2014 through April 2017, where he oversaw audits and financial reporting of SEC registrants. In addition, he served as the Corporate Controller of a public company with over 300 locations across the country from April 2013 through October 2014. Mr. Lourie is a graduate of the University of Houston where he earned both his Bachelor of Business Administration Accounting and his Masters of Science in Accounting. Mr. Lourie is a Certified Public Accountant in Texas.

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

Item 11.	Executive Compensation.

Executive Officer Compensation

Our named executive officers for the years ended September 30, 2023 and 2022, which consist of our principal executive officer and principal financial officer are: (i) Aaron Speech, Chief Executive Officer; and (ii) Matthew Lourie, Chief Financial Officer. No other officer or employee received compensation in excess of $100,000.

Summary Compensation Table – 2023

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All other compensation ($)	Total ($)
Aaron Speach, Chief Executive Officer and President (4)	2023	354,098	105,000	–	1,589 (3)	460,687
	2022	307,437	–	2,056,000	6,236 (3)	2,369,673

Matthew Lourie, Interim Chief Financial Officer (5)	2023	228,163	120,000	–	72,658 (6)	420,821
	2022	11,636	–	94,500	18,723 (6)	124,859

(1)	Includes retention bonus pursuant to June 30, 2023 Retention Letter

(2)	Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to the stock award granted to our named executive officers. Amounts reflect our accounting for these grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The assumptions used for the valuations are set forth in Note 5 – Stockholders’ Equity in the Notes included in the Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions.

(3)	Consists of travel stipend and healthcare stipend.

(4)	All amounts converted from Euro (€) to US Dollar ($) were converted at exchange rate of €1.00 to $0.9439, which was the approximate weighted average exchange rate for the applicable year.

(5)	Mr. Lourie joined the Company in September 2022.

(6)	Includes $72,658 and $18,273 for the years ended September 30, 2023 and 2022, respectively, in financial reporting consulting fees incurred by the Company from a firm owned by Mr. Lourie.

Narrative to Summary Compensation Table

Aaron Speach, Chief Executive Officer and President

On November 5, 2021, we entered into an amended and restated employment agreement, effective October 1, 2021, with Aaron Speach pursuant to which Mr. Speach agreed to continue to serve as our Chief Executive Officer for an initial term of three years. The agreement provides for an initial annual base salary of $315,000, which may be increased to $350,000 retroactively as of the effective date provided the closing and consummation of the share purchase transaction by and between Company and Aspire Global plc occurs (which closing occurred on November 29, 2021). Pursuant to the agreement, Mr. Speach is eligible for an annual bonus of up to 75% of his base salary, as determined solely at the discretion of the Compensation Committee. Pursuant to the agreement, if Mr. Speach is required to be located outside of the United States for a period of 30 consecutive days or more, we will pay him a pro-rated monthly travel stipend of $3,500 for each month that he is so required to live outside of the United States. Pursuant to the agreement, Mr. Speach was eligible to receive the following potential performance stock grants: (i) 3,334 shares of Company common stock at such date as the Company reaches total gross revenues of $10,000,000 in any trailing 12 month period during the term of the employment agreement; and (ii) 3,334 shares of Company common stock at such date as the Company reaches total gross revenues of $20,000,000 in any trailing 12 month period during the term of the employment agreement. These goals were achieved in 2022. Contemporaneous with the execution of the agreement, Mr. Speach received a restricted stock unit award (the “RSU Grant”) for 3,334 shares of Company common stock. The RSU Grant vests in four equal annual installments, provided Mr. Speach is employed on each such vesting date. If Mr. Speach’s employment is terminated at our election without “cause” (as defined in the agreement), Mr. Speach shall be entitled to receive severance payments equal to 150% of the balance due of Mr. Speach’s base salary for the remainder of the initial term of three years.

On June 30, 2023, the Company agreed to enter into amendments to the employment agreements with Messrs. Speach and Lourie (each, a “Retention Letter”).

Pursuant to the Retention Letter with Mr. Speach, Mr. Speach was entitled to receive a cash retention bonus of $175,000 payable 20% upon execution of the Retention Letter, 40% after three months, and the remainder after six months. Mr. Speech was paid $105,000 of the bonus during the fiscal year ended September 30, 2023.

Any unpaid retention bonus will be paid earlier if the Company completes a strategic transaction (a “Transaction”), or if the executive is terminated without “cause”.

In addition, pursuant to the Retention Letter with Mr. Speach, Mr. Speach will be eligible to receive a cash transaction bonus equal to 0.95% of the gross proceeds of any Transaction, provided that the net proceeds from the Transaction are at least $26.0 million; and further provided that the executive may receive an additional 0.25% of the gross proceeds if the net proceeds from the Transaction are not less than the amount that would result in (a) the Company repaying its outstanding debt and all trade creditors, and (b) the Series A preferred holders and common shareholders receiving consideration of not less than the value of their equity holdings as of June 30, 2023 (the “Deal Threshold”).

If Mr. Speech is terminated without “cause” prior to June 30, 2024, the Company agreed to pay a cash severance payment of the greater of 1.0 times Mr. Speach’s base salary or the severance payable pursuant to Mr. Speach’s current employment agreement.

Matthew Lourie, Chief Financial Officer

On September 9, 2022, we entered into an employment agreement with Mr. Matthew Lourie pursuant to which Mr. Lourie agreed to serve as Chief Financial Officer of the Company commencing on such date. The agreement provides for a monthly salary of $16,000. Mr. Lourie may receive a cash bonus of $20,000 and a restricted stock unit grant for 667 shares of common stock upon a successful transition of services to a full time Chief Financial Officer, provided that the final determination on the amount of the bonus and grant, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. Pursuant to the agreement, Mr. Lourie received a restricted stock unit award for 1,500 shares of our common stock, which shall vest in six equal monthly installments, provided Mr. Lourie is employed on each such vesting date. We may terminate the agreement at any time during the term of the agreement on 30 days’ notice.

On June 30, 2023, the Company agreed to enter a Retention Letter with Mr. Lourie.

Pursuant to the Retention Letter with Mr. Lourie, Mr. Lourie was entitled to an increase in his base salary to $320,000 and to receive a cash retention bonus of $240,000 payable 20% upon execution of the Retention Letter, 30% after three months, 30% after six months, and the remainder after nine months. Mr. Lourie was paid $120,000 of the bonus during the fiscal year ended September 30, 2023.

Any unpaid retention bonus will be paid earlier if the Company completes a Transaction, or if the executive is terminated without “cause”.

In addition, pursuant to the Retention Letter with Mr. Lourie , Mr. Lourie will be eligible to receive a cash transaction bonus equal to 0.95% of the gross proceeds of any Transaction, provided that the net proceeds from the Transaction are at least $26.0 million; and further provided that the executive may receive an additional 0.25% of the gross proceeds if the net proceeds from the Transaction are not less than the amount that would result in (a) the Company repaying its outstanding debt and all trade creditors, and (b) the Series A preferred holders and common shareholders receiving consideration of not less than the value of their equity holdings as of June 30, 2023.

If Mr. Speech is terminated without “cause” prior to June 30, 2024, the Company agreed to pay a cash severance payment of 50% of Mr. Lourie’s base salary

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers on September 30, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Aaron Speach (2)	–	–	–	–	–	2,500	2,400	–	–

Matthew Lourie	1,909	–	–	7.50	10/01/2030	–	–	–	–

(1)	The market values of the common stock reported in this table are calculated based on the closing market price of the common stock on Nasdaq on September 30, 2023, which was $0.96 per share.

(2)	The restricted stock units vest evenly on an annual basis over 4 years from the date of grant.

Director Compensation

The table below summarizes all compensation of our non-employee directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Total ($)
Michael Nicklas	$96,000	$96,000
Dennis Neilander	$93,500	$93,500
Christopher S. Downs	$107,500	$107,500

As of September 30, 2023, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. Nicklas – 3,334 shares; Mr. Neilander – 2,500 shares; Mr. Downs – 2,500 shares. None of our non-employee directors held stock awards other than options as of September 30, 2023.

On November 5, 2021, our Board of Directors, upon recommendation of the Compensation Committee, approved the following policy for compensating non-employee members of the Board. Each independent director shall receive annual cash compensation of $40,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive an annual compensation of $15,000, $10,000 and $5,000, respectively; the other members of such committees shall receive an annual compensation of $7,500, $5,000 and $2,500, respectively. In addition, we agreed to pay a one-time make-whole payment to the independent directors for services rendered since our initial public offering of $27,000 during the fiscal year ended September 30, 2022.

On June 7, 2023, the Board created a Strategic Alternatives Committee to review and evaluate potential strategic alternatives in its sole discretion and exercise related powers that are typical of such committees. The directors who are members of the Strategic Alternatives Committee are Christopher Downs (the Chairman), Dennis Neilander and Michael Nicklas. On June 30, 2023, the Compensation Committee and the Strategic Alternatives Committee reviewed and approved the payment of compensation to members of the Strategic Alternatives Committee in addition to the Company’s standard compensation arrangements for non-employee directors, the Strategic Alternatives Committee recommended that the full Board approve it, and the Board did so. Under this plan, the Chairman of the committee will receive a monthly retainer of $15,000 and the other two members of the committee will receive a monthly retainer of $12,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of January 26, 2024, regarding beneficial ownership of our common stock by:

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Percent of Class(2)

Directors and Named Executive Officers
Aaron Speach	18,955 (3)	*
Matthew Lourie	3,409 (4)	*
Michael Nicklas	3,334 (5)	*
Dennis Neilander	2,500 (6)	*
Christopher S. Downs	1,667 (7)	*
Directors and Executive Officers as a Group (5 persons)	29,865	*

5% Stockholders
CP BF Lending, LLC	1,645,963(8)	9.9%

* Indicates beneficial ownership of less than 1% of the outstanding common stock.

(1) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o EBET, Inc., 3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by him or her within 60 days from January 17, 2024 upon the exercise of options, warrants or other convertible securities. Percentage is based on 14,979,642 shares of common stock outstanding as of January 17, 2024.

(3) Consists of 16,667 shares held by Speachless Entertainment LLC. Also includes 1,667 vested but unissued shares pursuant to a restricted stock unit award that will vest in four equal annual installments beginning on January 1, 2023. Does not include 1,667 remaining shares issuable to Mr. Speach pursuant to the award.

(4) Includes 1,909 shares underlying a ten-year option issued to Mr. Lourie in October 2020 to purchase 1,909 shares at an exercise price of $7.50 per share.

(5) Includes 3,334 shares underlying a ten-year option issued to Mr. Nicklas in November 2020 to purchase 3,334 shares at an exercise price of $60.00 per share, which vests in two equal installments on each of the succeeding two anniversary dates of the option grant, provided Mr. Nicklas is serving as a director on each such vesting date.

(6) Includes 2,500 shares underlying a ten-year option issued to Mr. Neilander in January 2021 to purchase 2,500 shares at an exercise price of $60.00 per share, which vests in three equal installments on each of the succeeding three anniversary dates of the option grant, provided Mr. Neilander is serving as a director on each such vesting date.

(7) Includes 1,667 shares underlying a ten-year option issued to Mr. Downs in February 2021 to purchase 2,500 shares at an exercise price of $60.00 per share, which vests in three equal installments on each of the succeeding three anniversary dates of the option grant, provided Mr. Downs is serving as a director on each such vesting date.

(8) Alexander Bryant Washburn and Stanley Logan Baty may be deemed to beneficially own the securities held by CP BF Lending, LLC because they are the controlling members of the Board of Managers of Columbia Pacific Advisors, LLC. Columbia Pacific Advisors LLC is the manager of CP Business Finance GP, LLC, the manager of CP BF Lending, LLC. CP BF Lending, LLC holds convertible notes in aggregate principal amount of $31,929,644, which is convertible at a conversion price of $0.116 per share.  CP BF Lending, LLC is prohibited from converting its debt to the extent that such conversion would result in the number of shares of common stock beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the conversion. The amount set forth in the table represents the maximum number of shares currently issuable pursuant to the convertible notes based on the foregoing restriction. The address of CP BF Lending, LLC is 1910 Fairview Ave. E., Suite 300, Seattle, WA 98102.

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

We engage a firm owned by Matthew Lourie, our Chief Financial Officer, to provide financial reporting services. For the year ended September 30, 2023 and 2022, we incurred consulting fees of $72,658 and $18,273, respectively.

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

Director Independence

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. In determining independence, although we are not listed on a national securities exchange, our board of directors utilized the rules of the Nasdaq Stock Market, or the Nasdaq Rules, which require a majority of a listed company’s board of directors to be composed of independent directors. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with our company. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Speach, are independent as defined under the Nasdaq Rules.

Item 14.	Principal Accounting Fees and Services.

On November 21, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company dismissed PWR CPA, LLP (“PWR”) as its independent registered public accounting firm, effective as of such date.

Aggregate fees for professional services rendered by PWR CPA, LLP and BF Borgers CPA, PC for their services for the fiscal years ended September 30, 2022 and 2023, respectively, were as follows:

	2022	2023
Audit Fees	$145,425	$203,500
Audit-related fees	–	–
Tax fees	5,009	6,000
All other fees	–	–
TOTAL	$150,434	$209,500

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

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years. Tax fees for fiscal years ended September 30, 2023 and 2022 were for services rendered by PWR CPA, LLP.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)       The following documents are filed or furnished as part of this Form 10-K:

1.	Financial Statements. The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Financial Statements on page 32.

2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Share Purchase Agreement, dated as of September 30, 2021 (incorporated by reference to the exhibit 2.1 of the Form 8-K filed October 1, 2021)

3.1	Articles of Incorporation of EBET, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form S-1 file no. 333-254068)

3.2	Amended and Restated Bylaws of EBET, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed May 5, 2022)

3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed January 3, 2023)

3.4	Articles of Merger (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed May 5, 2022)

3.5	Certificate of Amendment of the Articles of Incorporation of EBET, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed July 28, 2023)

3.6	Amendment to EBET, Inc. Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed October 2, 2023)

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Company’s Form S-1/A file no. 333-254068)

4.2	Form of Warrant issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.3 to the Company’s Form S-1 file no. 333-254068)

4.3	Form of Convertible Note issued in connection with Domain Purchase Agreements (incorporated by reference to exhibit 4.4 to the Company’s Form S-1 file no. 333-254068)

4.4	Form of Promissory Note between EBET, Inc., Esports Product Technologies Malta Ltd. and Aspire Global Plc (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed December 1, 2021)

4.5	Form of Preferred Stock Investor Warrant (incorporated by reference to exhibit 4.2 to the Company’s Form 8-K filed December 1, 2021)

4.6	Form of Lender Warrant (incorporated by reference to exhibit 4.3 to the Company’s Form 8-K filed December 1, 2021)

4.7	Description of Securities of EBET, Inc. (incorporated by reference to exhibit 4.7 to the Company’s Form 10-K filed January 12, 2024)

4.8	Form of June 2022 Investor Warrant (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed June 8, 2022)

4.9	Form of February 2023 Investor Warrant (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed February 2, 2023)

10.1 **	2020 Stock Plan of EBET, Inc., as amended, and forms of award agreements thereunder (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed July 28, 2023)

10.2	Domain Purchase Agreement between ESEG Limited and Dover Hill LLC (incorporated by reference to exhibit 10.7 to the Company’s Form S-1 file no. 333-254068)

10.3	Domain Purchase Agreement between ESEG Limited and Esports Group LLC (incorporated by reference to exhibit 10.8 to the Company’s Form S-1 file no. 333-254068)

10.4	Domain Purchase Agreement between ESEG Limited and YSW Holdings, Inc. (incorporated by reference to exhibit 10.9 to the Company’s Form S-1 file no. 333-254068)

10.5 **	Form of Independent Director Agreement (incorporated by reference to exhibit 10.10 to the Company’s Form S-1 file no. 333-254068)

10.6 +	Software License Agreement between Galaxy Group Ltd. and ESEG Limited Dated September 28, 2020 (incorporated by reference to exhibit 10.11 to the Company’s Form S-1 file no. 333-254068)

10.7 +	White Label Agreement by and between Splash Technology Limited, and EBET, Inc. dated February 5, 2021 (incorporated by reference to exhibit 10.12 to the Company’s Form S-1 file no. 333-254068)

10.8	License Agreement between EBET, Inc. and Colossus (IOM) Limited dated May 6, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 12, 2021)

10.9 **	First Amended and Restated Employment Agreement between EBET, Inc. and Aaron Speach dated November 5, 2021 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed November 9, 2021)

10.10 **	Non-Employee Director Compensation Policy (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed November 9, 2021)

10.11 +	Credit Agreement dated November 29, 2021 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to the Exhibit 10.2 of the Form 8-K filed December 1, 2021)

10.12	Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed June 8, 2022)

10.13	Amendment to Note Conversion Option Agreement between EBET, Inc. and CP BF LENDING, LLC (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed June 17, 2022)

10.14	Employment Agreement between EBET, Inc. and Matthew Lourie (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 9, 2022)

10.15 ¥	Forbearance Agreement dated June 30, 2023 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed July 3, 2023)

10.16	Form of Revolving Note issuable by EBET, Inc. to CP BF Lending, LLC (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed July 3, 2023)

10.17	Forbearance Agreement Amendment No. 1 dated September 15, 2023 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed September 19, 2023)

10.18 ¥	Forbearance Agreement Amendment No. 2 dated October 2, 2023 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed October 2, 2023)

10.19	Amended and Restated Note Conversion Option Agreement dated October 2, 2023 between EBET, Inc. and CP BF Lending, LLC (incorporated by reference to exhibit 10.5 to the Company’s Form 8-K filed October 2, 2023)

10.20

Amendment No. 3 to Credit Agreement dated January 9, 2024 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K filed January 12, 2024)

10.21	Second Amended and Restated Note Conversion Option Agreement dated January 9, 2024 between EBET, Inc. and CP BF Lending, LLC (incorporated by reference to exhibit 10.21 to the Company’s Form 10-K filed January 12, 2024)

21	List of Subsidiaries (incorporated by reference to exhibit 21 to the Company’s Form 10-K filed December 23, 2021)

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
¥	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16.	10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EBET, INC.

By:	/s/ Aaron Speach
Aaron Speach,
Chief Executive Officer and Chairman

Date: January 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Speach	Chief Executive Officer and Chairman	January 29, 2024
Aaron Speach	(Principal Executive Officer)

/s/ Matthew Lourie	Chief Financial Officer	January 29, 2024
Matthew Lourie	(Principal Financial and Accounting Officer)

/s/ Michael Nicklas	Director	January 29, 2024
Michael Nicklas

/s/ Dennis Neilander	Director	January 29, 2024
Dennis Neilander

/s/ Christopher S. Downs	Director	January 29, 2024
Christopher S. Downs

