Form 10-Q
period 2023-12-31
EBET, Inc.
filed 2024-02-13
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

The registrant had 14,979,642 shares of common stock outstanding on February 12, 2024.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ability to successfully integrate our asset acquisitions;

•	our ability to introduce new enhancements to our websites;

•	our ability to obtain additional funding to develop additional services and offerings and to service our debt obligations;

•	our ability to achieve and maintain compliance with the covenants in our forbearance agreement related to our debt obligations or to obtain additional waivers of such covenants until we are able to do so;

•	compliance with obligations under intellectual property licenses with third parties;

•	market acceptance of our new offerings;

•	competition from existing online offerings or new offerings that may emerge;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

2

EBET, Inc.

FORM 10-Q

For the Quarter Ended December 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EBET, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2023	2023

ASSETS
Current assets:
Cash	$539,327	$304,709
Accounts receivable, net	786,751	643,254
Prepaid expenses and other current assets	1,143,229	1,331,201

Total current assets	2,469,307	2,279,164

Long term assets:
Fixed assets, net	132,120	161,213
Intangible assets, net	3,529,929	3,701,609
Goodwill	9,348,434	8,962,652

Total assets	$15,479,790	$15,104,638

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$23,577,873	$22,775,031
Borrowings, current portion	42,872,144	39,252,130
Liabilities to users	944,280	937,948
Total current liabilities	67,394,297	62,965,109

Long-Term Liabilities:
Borrowings, net of current portion	572,888	559,597

Total liabilities	67,967,185	63,524,706

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	–	–
Common Stock; $0.001 par value, 500,000,000 shares authorized 14,979,642 shares issued and outstanding as of December 31, 2023 and September 30, 2023	14,980	14,980
Additional paid-in capital	103,496,621	103,255,793
Accumulated other comprehensive deficit	(1,021,179)	(532,401)
Accumulated deficit	(154,977,817)	(151,158,440)
Total stockholders’ equity (deficit)	(52,487,395)	(48,420,068

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$15,479,790	$15,104,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022

Revenue	$4,284,055	$14,407,964
Cost of revenue	(2,241,465)	(8,518,622)

Gross profit	2,042,590	5,889,342

Operating expenses:
Sales and marketing expenses	1,785,180	4,367,395
Product and technology expenses	132,964	294,073
General and administrative expenses	2,659,176	3,382,793
Total operating expenses	4,577,320	8,044,261

Loss from operations	(2,534,730)	(2,154,919)

Other income (expenses):
Interest expense	(1,586,388)	(3,031,348)
Loss on derivative	–	(142,187)
Foreign currency gain (loss)	301,741	(2,229,311)
Total other income (expense)	(1,284,647)	(5,402,846)

Loss before provision for income taxes	(3,819,377)	(7,557,765)
Provision for income taxes

Net loss	(3,819,377)	(7,557,765)

Preferred stock dividends	–	(1,536,969)
Net loss attributable to common shareholders	(3,819,377)	(9,094,734)

Other comprehensive income (loss):
Foreign currency translation income (loss)	(488,778)	6,356,110
Total other comprehensive income (loss)	(488,778)	6,356,110

Comprehensive loss	$(4,308,155)	$(2,738,624)

Net loss per common share – basic and diluted	$(0.25)	$(15.95)

Weighted average common shares outstanding – basic and diluted	14,979,642	570,282

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive
	Number of		Number of		paid-in	Income	Accumulated
	Shares	Amount	Shares	Amount	capital	(Loss)	deficit	Total

Balance at September 30, 2023	–	$–	14,979,642	$14,980	$103,255,793	$(532,401)	$(151,158,440)	$(48,420,068)
Stock-based compensation	–	–	–	–	240,828	–	–	240,828
Net loss	–	–	–	–	–	–	(3,819,377)	(3,819,377)
Comprehensive loss	–	–	–	–	–	(488,778)	–	(488,778)
Balance at December 31, 2023	–	$–	14,979,642	$14,980	$103,496,621	$(1,021,179)	$(154,977,817)	$(52,487,395)

Balance at September 30, 2022	37,700	$38	555,153	$555	$91,957,856	$(7,365,129)	$(62,827,744)	$21,765,576
Stock-based compensation	–	–	692	1	503,104	–	–	503,105
Shares issued for conversion of debt	–	–	20,000	20	299,980	–	–	300,000
Preferred share dividends	–	–	–	–	1,536,969	–	(1,536,969)	–
Net loss	–	–	–	–	–	–	(7,557,765)	(7,557,765)
Comprehensive income	–	–	–	–	–	6,356,110	–	6,356,110
Balance at December 31, 2022	37,700	$38	575,845	$576	$94,297,909	$(1,009,019)	$(71,922,478)	$21,367,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 and 2022

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022

Cash flow from operating activities:
Net loss	$(3,819,377)	$(7,557,765)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, issuance costs	13,290	1,277,016
Amortization of right of use assets	–	35,752
Depreciation and amortization expense	348,944	1,647,817
Stock-based compensation	240,828	503,105
Derivative loss	–	142,187
Foreign exchange gain (loss)	(301,741)	2,229,311
Changes in operating assets and liabilities:
Accounts receivable	(114,583)	(223,384)
Prepaid expenses and other	228,135	468,720
Accounts payable and accrued liabilities	2,754,271	(67,499)
Current lease liabilities	–	(35,752)
Liabilities to users	(33,465)	(240,410)
Net cash used in operating activities	(683,698)	(1,820,902)

Cash flow from investing activities:
Purchase of fixed assets	–	(8,204)
Net cash used by investing activities	–	(8,204)

Cash flow from financing activities:
Proceeds from settlement of derivative instruments	–	973,965
Proceeds from revolving line of credit	1,900,000	–
Net cash provided by financing activities	1,900,000	973,965

Effect of foreign exchange rates on cash	(981,684)	1,194,915

NET CHANGE IN CASH	234,618	339,774
CASH AT BEGINNING OF PERIOD	304,709	5,486,210
CASH AT END OF PERIOD	$539,327	$5,825,984

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$1,093,515

Non-cash transactions
Stock issued for conversion of notes payable	$–	$300,000
Increase in borrowings from interest expense	$1,264,015	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization

EBET, Inc. (“EBET” or “the Company”) was formed on September 24, 2020 as a Nevada corporation. EBET is a technology company operating platforms focused on igaming including casino, sportsbook and esports events. The Company operates under an operating services agreement with Aspire Global plc (“Aspire”) allowing EBET to provide online betting services to various countries around the world.

Acquisition of the B2C business of Aspire Global plc

On October 1, 2021, the Company, and Esports Product Technologies Malta Ltd. (“Esports Malta”) entered into a Share Purchase Agreement (the “Acquisition Agreement”) with Aspire and various Aspire group companies to acquire all of the issued and outstanding shares of Karamba Limited. The Acquisition Agreement closed on November 29, 2021. The total acquisition price was €65,000,000 paid as follows: (i) cash amount of €50,000,000; (ii) €10,000,000, payable in accordance with the terms of an unsecured subordinated promissory note (the “Note”); and (iii) shares of Company common stock, which are valued at €5,000,000 (based on the weighted-average per-share price of the ten days prior to the execution date of the Acquisition Agreement (the “Exchange Shares”).

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity or debt financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. The Company's forecasts for 2024 and beyond indicate that it will need additional funding in order to have sufficient financial resources to continue to settle its debts as they fall due. The Company has taken significant measures in an attempt to increase the profitability of its business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. These efforts have also resulted in an increased focus on the Company’s i-gaming business and a significant reduction in the investment of the Company’s esports products and technologies, which resulted in the recognition of an impairment losses on certain goodwill, intangible assets and fixed assets in prior periods. As a result of the Company’s actions as referenced above, it does not expect to launch its esports products in the foreseeable future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying unaudited financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended December 31, 2023, are not necessarily indicative of the final results that may be expected for the year ended September 30, 2024. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2023 included in our Form 10-K filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Accounts Receivable

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. Accounts receivable consists primarily of amounts due from our platform provider. The receivable balance owed to the Company represents the net amount owed to the Company by Aspire related to the strategic agreement for the Company’s i-gaming platform and is stated at historical cost less any allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of December 31, 2023 and September 30, 2023.

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

No single customer accounted for more than 10% of revenue for the three months ended December 31, 2023 or 2022. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

Performance Obligations

The Company owns an online betting platform allowing users to bet on a variety of i-gaming or casino-style games online. Each wager placed by users create a single performance obligation for the Company to administer each event wagered. The performance obligation is satisfied once the event wagered on has been completed. Gross gaming revenue is the aggregate of gaming wins and losses based on results of each event that customers wager bets on.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of December 31, 2023 and September 30, 2023 based on the three-tier fair value hierarchy:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$539,327	$–	$–
Total assets	539,327	–	–

Liabilities
Senior Notes, net of discount	–	27,500,297	–
Revolving Note	–	3,704,347	–
Note due to Aspire	–	11,050,000	–
Convertible notes payable, net of discount	–	617,500	–
Other notes payable, net of discount	–	572,888	–
Total liabilities	$–	$43,445,032	$–

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$304,709	$–	$–
Derivative asset	–	–	–
Total assets	304,709	–	–

Liabilities
Senior Notes, net of discount	–	26,350,630	–
Revolving Note	–	1,690,000	–
Note due to Aspire	–	10,594,000	–
Convertible notes payable, net of discount	–	617,500	–
Other notes payable, net of discount	–	559,597	–
Total liabilities	$–	$39,811,727	$–

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

NOTE 3 – BORROWINGS

The following is a summary of borrowings outstanding as at December 31, 2023 and September 30, 2023:

				December 31, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Issuance costs	Total	Accrued Interest
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior Note	16.5%	USD	27,500,297	27,500,297	–	–	27,500,297	–
Revolving Note	16.5%	USD	3,704,347	3,704,347	–	–	3,704,347	–
Note due to Aspire	10%	EUR	10,000,000	11,050,000	–	–	11,050,000	2,358,233
Convertible notes	10%	USD	617,500	617,500	–	–	617,500	62,681
Other	0%	USD	675,000	675,000	(102,112)	–	572,888	–
Total borrowings				43,547,144	(102,112)	–	43,445,032	2,420,914

Current							42,872,144	2,420,914
Long-term							572,888	–
Total borrowings							43,445,032	2,420,914

				September 30, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Issuance costs	Total	Accrued Interest
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior Note	15.0%	USD	26,350,630	26,350,630	–	–	26,350,630	–
Revolving Note	15.0%	USD	1,690,000	1,690,000	–	–	1,690,000	–
Note due to Aspire	10%	EUR	10,000,000	10,594,000	–	–	10,594,000	2,049,029
Convertible notes	10%	USD	617,500	617,500	–	–	617,500	62,681
Other	0%	USD	675,000	675,000	(115,403)	–	559,597	–
Total borrowings				39,927,130	(115,403)	–	39,811,727	2,111,710

Current							39,252,130	2,111,710
Long-term							559,597	–
Total borrowings							39,811,727	2,111,710

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

On October 1, 2023, the Company, the subsidiaries of the Company and the Lender entered into an amendment number 2 to the Forbearance Agreement (the “Forbearance Amendment No. 2”). The Forbearance Amendment No. 2 extended the Forbearance Date from October 31, 2023 until June 30, 2025, and provides that instead of interest being payable monthly in cash, such interest shall accrue in arrears and can be added to the outstanding principal balance of the Loan and Revolving Note. The interest rate on the Loan and the Revolving Note was increased to 16.5% per annum. The Forbearance Amendment No. 2 further adds that the Company’s suspension from trading or failure to be listed on the Nasdaq Capital Market for more than 30 calendar days will constitute a Termination Event under the Forbearance Agreement as amended. On November 11, 2023, Lender provided the Company with an extension of the Nasdaq Capital Market delisting/suspension Termination Event for an additional 40 calendar days up to December 23, 2023, and on December 19, 2023, the Lender provided the Company with an additional extension of 40 days. Effective January 31, 2023, the Lender provided the Company with an additional extension of 90 days. Pursuant to Forbearance Amendment No. 2, the Company agreed that to the extent it receives net proceeds from or in connection with a judgment, settlement or other in or out of court resolution of a commercial tort claim, the Company will: (i) make a prepayment on the Loan or the Revolving Note (discussed below) of 100% of such net proceeds; and (ii) make an additional payment to the Lender equal to 5% of any such net proceeds (prior to the payments set forth in subsection (i)) in excess of $50.0 million.

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

As a result of the event of default on the Senior Note, the Company amortized all remaining debt discount and debt issuance costs associated with the Senior Note. During the three months ended December 31, 2023 and 2022, the Company recognized interest expense of $0 and $1,264,933, respectively, from the amortization debt discount and debt issuance costs related to the Senior Note. There was no unamortized debt discount and debt issuance costs associated with the Senior Note as of December 31, 2023.

Note due to Aspire

In connection with the Acquisition of Aspire in October 2021, the Company entered into a €10,000,000 unsecured subordinated Promissory Note with the seller (the “Note”). The Note provides for an interest rate of 10% per annum. The maturity date of the Note will be the earlier of that date which is four years from the issuance date or a liquidity event. The Note will require repayment of the principal amount plus any accrued interest in three equal installments, payable annually starting on the second anniversary after issuance. No interest payment shall be due until that date which is the last day of the end of the second-year anniversary of issuance should the Note remain unpaid at such time. Should the Note remain unpaid at the second-year anniversary, the total accrued interest due at that time shall be paid at the second-year anniversary for accrued interest for the period from the issuance date through the second-year anniversary date. Thereafter, and on each annual anniversary date thereafter, the interest due for the prior annual period shall be paid. Notwithstanding the foregoing, if the Company owes greater than $15,000,000 under the Credit Agreement, then the parties agree that the Company shall repay any principal amount plus any accrued interest due through the issuance of Company common stock in lieu of any cash payment and the amount of said common stock shares to be issued by the Company shall be determined by using the Conversion Price as defined below. Should an event of default occur on the Note, then at the election of Aspire, either (i) the Operator Services Agreement will be amended such that the fees payable shall increase by 5% during the continuation of the event of default, or (ii) Aspire may elect to convert the entire outstanding principal amount plus any accrued interest into shares of common stock of the Company at a price per share based on the weighted-average per-share price for the ten trading days prior to the date of the occurrence of the event of default (“Conversion Price”). In no event shall the Conversion Price be lower than $540.00 per share (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof) and the total maximum number of shares of common stock that may be issued to Aspire upon any such conversion in the aggregate shall be 21,667 shares (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof). As a result of the default on the Senior Note and the Forbearance Agreement described above, a potential event of default exists pursuant to the terms of the Note, and as such as classified all principal and interest as a current liability.

Convertible Notes and other

On September 1, 2020, ESEG Limited, a wholly owned subsidiary of the Company, entered into three promissory notes, with a combined principal amount of $2,100,000. The notes bore interest at the rate of 10% per annum through maturity and matured on March 1, 2022 and are now convertible at the noteholder’s option. The Company also agreed to pay two of the lenders a total of $675,000 on September 1, 2025, bearing no interest. The Company issued each of the lenders a conversion option at a fixed price of $15 per share and issued 67,167 warrants to purchase shares of the Company’s common stock at an exercise price of $9.00 per share, each with a term of five years. The holder may convert the note into shares of common stock at any time, to the extent and provided that no holder of the notes was or will be permitted to convert such notes so long as it or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the twelve months ended September 30, 2021, a total of $187,500 of principal was converted into 12,500 shares of common stock. During the year ended September 30, 2022, a total of $305,609 of principal and $106,891 of accrued interest was converted into 27,500 shares of common stock. During the year ended September 30, 2023, a total of $989,391 of principal and $138,266 of accrued interest was converted into 75,179 shares of common stock. As of December 31, 2023, the outstanding principal and accrued interest balance of the convertible notes was $617,500 and $62,681, respectively.

During the three months ended December 31, 2023 and 2022, the Company recorded a charge of $13,290 and $12,083, respectively, in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

Acquisition of the B2C segment of Aspire Global plc

On October 1, 2021, in connection with the Acquisition, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”). Pursuant to the Subscription Agreements, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such Investors, simultaneous with the closing of the Acquisition Agreement, an aggregate of 37,700 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000.00 per share, for aggregate gross proceeds of $37,700,000 (the “Private Placement”). For each share of Preferred Stock issued, the Company issued the Investor a warrant to purchase 150% of the shares of Company common stock initially underlying the Preferred Stock (the “Warrants”).

During the year ended September 30, 2023, the Preferred stock was fully converted by the holders. There were no shares of Preferred Stock outstanding as of December 31, 2023 and September 30, 2023.

The Warrants are exercisable and expire on the fifth anniversary thereafter. The Warrants were initially to be exercisable at an exercise price of $900.00 per share, provided that the exercise price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the exercise price then in effect. Notwithstanding the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the exercise price was reduced to $45.00. In February 2023, the warrants exercise price was reset to $30.60 in connection with the February 2023 equity financing. As a result of Amendment No. 3 to the Credit Agreement, the exercise price of the warrants issued to the holders of Preferred Stock was reset to $0.116 per share on January 9, 2024. The Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the ordinary shares underlying the Warrants.

The holders of the Warrants will not have the right to exercise any portion of the Warrants to the extent that, after giving effect to such conversion, such holder (together with certain related parties) would beneficially own in excess of 4.99% of the Company’s common stock outstanding immediately after giving effect to such conversion or exercise.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to preferred shareholders, its lender and convertible notes issued during previous years. The following table summarizes warrant activity during the three months ended December 31, 2023:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2023	435,491	$122.04	3.91
Granted	–	–	–
Cancelled	(77,082)	508.50	2.91
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2023	358,409	$38.92	3.82
Exercisable at December 31, 2023	358,409	$38.92	3.82

At December 31, 2023, the outstanding and exercisable common stock warrants had no intrinsic value.

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

The number of shares of the common stock that may be issued under the 2020 Plan is 5,000,000. As of December 31, 2023, the Company had awarded a total 45,841 shares under the 2020 Plan, with 204,159 remaining under the 2020 Plan.

Common Stock Awards

The Company has awarded restricted stock units and shares of common stock to various employees, consultants and officers under the 2020 Plan. The majority of these awards will vest equally over terms of up to four years. At December 31, 2023, the Company had 6,974 restricted stock units in issuance.

During the three months ended December 31, 2023 and 2022, the Company recognized a total of $170,548 and $372,790, respectively of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $1,354,434 upon vesting of all awards.

Options

The following table summarizes option activity during the three months ended December 31, 2023:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2023	20,287	$113.55	5.37
Granted	–	–	–
Cancelled	(275)	671.10	7.69
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2023	20,012	$105.88	5.08
Exercisable at December 31, 2023	15,794	$87.32	5.03

During the three months ended December 31, 2023, the Company recognized stock-based compensation expense of $68,404 related to common stock options awarded. The exercisable common stock options had no intrinsic value as of December 31, 2023. The Company expects to recognize an additional $263,728 of compensation cost related to stock options expected to vest.

NOTE 5 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Software	$276,250	$264,850
Furniture and fixtures	404,936	388,226
Total fixed assets	681,186	653,076
Accumulated depreciation	(549,066)	(491,863)
Fixed assets, net	$132,120	$161,213

Depreciation expense was $35,380 and $24,639 for the three months ended December 31, 2023 and 2022 respectively.

Intangible Assets – Aspire b2C Acquisition

As disclosed in Note 3, the Company acquired intangible assets as part of the Aspire B2C Business acquisition. The acquired intangibles consisted of the following as of December 31, 2023 and September 30, 2023:

	December 31 2023	September 30, 2023
Trademarks and tradenames, indefinite lives	$2,305,126	$2,210,000
Trademarks and tradenames, three year lives	4,728,146	4,533,030
Other	12,781	12,693
Total acquired intangibles	7,046,053	6,755,723
Accumulated amortization	(3,516,124)	(3,054,114)
Acquired intangible assets, net	$3,529,929	$3,701,609

The Karamba trademarks and tradenames represent approximately 75% of the total of the acquired intangibles and have an indefinite useful life. The remaining trademarks and tradenames and customer relationships are amortized over an estimated useful life of three years. Amortization expense on the Aspire intangible assets was $313,564 and $1,623,448, respectively, for the three months ended December 31, 2023 and 2022.

Amortization for the year ended September 30, 2024 and 2025 is expected to be approximately $1,340,598 and $220,366, respectively.

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

In addition, pursuant to the Retention Letters, each of Mr. Speach and Mr. Lourie will be eligible to receive a cash transaction bonus equal to 0.95% of the gross proceeds of any strategic transaction (a “Transaction”), provided that the net proceeds from the Transaction are at least $26.0 million; and further provided that the executive may receive an additional 0.25% of the gross proceeds if the net proceeds from the Transaction are not less than the amount that would result in (a) the Company repaying its outstanding debt and all trade creditors, and (b) the Series A preferred holders and common shareholders receiving consideration of not less than the value of their equity holdings as of June 30, 2023 (the “Deal Threshold”).

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

NOTE 8 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. For the three months ended December 31, 2023, common shares issuable under preferred stock (0 and 50,361 shares), convertible debt, (45,346 and 100,523 shares), stock options (20,012 and 28,146 shares) and common stock warrants (435,491 and 201,137 shares) were excluded from the calculation of diluted net loss per share due to their antidilutive effect.

	Three Months Ended
	December 31, 2023	December 31, 2022
Numerator:
Net loss	$(3,819,377)	$(7,557,765)
Preferred stock dividends	–	(1,536,969)
Net loss attributable to common stockholders	$(3,819,377)	$(9,094,734)

Denominator:
Basic and diluted weighted average common shares	14,979,642	570,282
Basic and diluted net income (loss) per common share	$(0.25)	$(15.95)

NOTE 9 – TRANSACTION WITH RELATED PARTIES

The Company engaged a firm owned by Matthew Lourie, the Company’s Chief Financial Officer to provide financial reporting services. For the three months ended December 31, 2023 and 2022, the Company incurred consulting fees of $19,729 and $22,063, respectively.

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

Overview

We operate platforms to provide a real money online gambling experience focused on i-gaming including casino, sportsbook and esports events. The Company operates under an operating services agreement with Aspire Global plc (“Aspire”) allowing EBET to provide online betting services to various countries around the world.

Acquisition of Aspire Global Plc’s (“Aspire”) Business to Consumer (“B2C”) Business

In order to accelerate /the growth and expand market access for our esports product offerings, on November 29, 2021, we acquired Aspire’s B2C Business.

The acquisition of Aspire’s B2C business was intended to provide the following benefits:

·	ownership of Aspire’s portfolio of B2C proprietary online casino and sportsbook brands consisting of Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP;

·	enhanced operator relationship with Aspire who provides the on-line gaming platform and a managed services offering, including customer service, customer on-boarding and payment processing ensuring operational stability and continuity.

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

Results of Operations for the Three Months Ended December 31, 2023, compared to the Three Months Ended December 31, 2022

 Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended December 31,
	2023		2022
	$	%	$	%

Revenue	$4,284,055	100%	$14,407,964	100%
Cost of revenue	(2,241,465)	52%	(8,518,622)	59%

Gross profit	2,042,590	48%	5,889,342	41%

Operating expenses:
Sales and marketing expenses	1,785,180	42%	4,367,395	30%
Product and technology expenses	132,964	3%	294,073	2%
General and administrative expenses	2,659,176	62%	3,382,793	23%
Total operating expenses	4,577,320	107%	8,044,261	56%

Income (loss) from operations	(2,534,730)	-59%	(2,154,919)	-15%

Other expenses:
Interest expense	(1,586,388)	-37%	(3,031,348)	-21%
Loss on derivative instruments	–	0%	(142,187)	-1%
Foreign currency loss and other	301,741	7%	(2,229,311)	-15%
Total other expense	(1,284,647)	-30%	(5,402,846)	-37%

Income (loss) before provision for income taxes	(3,819,377)	-89%	(7,557,765)	-52%
Provision for income taxes	–	0%	–	0%

Net loss	$(3,819,377)	-89%	$(7,557,765)	-52%

Revenue

For the three months ended December 31, 2023, we generated $4,284,055 in revenue compared to $14,407,964 in revenue during the three months ended December 31, 2022. The decrease in revenue in the three months ended December 31, 2023, when compared with the same period in the prior year, was driven by the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts have been curtailed, which have adversely impacted revenue growth since the restructuring. The current period revenue was also impacted by the loss of the Company’s German business which occurred in April 2023, which represented approximately $4.7 million of revenue for the three months ended December 31, 2022.

Cost of Revenue

During the three months ended December 31, 2023, cost of sales was $2,241,465 as compared with $8,518,622 in the same period in the prior year. The decrease in cost of sales is due primarily to the loss of the Company’s German business which occurred in April 2023 and the Company’s restructuring of the business described above, and consists of third-party costs associated with the betting software platform and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $1,785,180 for the three months ended December 31, 2022 compared to $4,367,395 for the three months ended December 31, 2022, a decrease of $2,582,215. The decrease in sales and marketing expense is primarily driven by the revenue volume declines described above. Sales and marketing expenses also included $74,400 and $225,564 of stock-based compensation costs to employees and consultants for the three months ended December 31, 2023 and 2022, respectively, payroll costs of $239,217 and $373,094, respectively, for the three months ended December 31, 2023 and 2022, respectively. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $132,964 for the three months ended December 31, 2023 compared to $294,073 for the three months ended December 31, 2022, a decrease of $259,223. The decrease is due to decreased spending related to development of the Company’s sites. Product and technology expenses for the three months ended December 31, 2023, included payroll-related costs of $78,035, stock-based compensation of $13,419 and other development costs of $41,510 consisting primarily of consulting and other development costs. Product and technology expenses for the three months ended December 31, 2022, included payroll-related costs of $166,932, stock-based compensation of $43,571 and other development costs of $83,570 consisting primarily of consulting and other development costs.

General and Administrative Expense

General and administrative expense was $2,659,176 for the three months ended December 31, 2023, as compared to $3,382,793 for the same period in the prior year. General and administrative expense for the three months ended December 31, 2023 included depreciation and amortization of intangible assets of $348,944, payroll-related costs of $457,192, stock-based compensation cost of $153,009, consulting, professional fees and restructuring costs of $1,501,345 including legal, accounting, investor relations and other professional fees, depreciation and amortization of intangible assets. General and administrative expense for the three months ended December 31, 2022 included amortization of intangible assets of $1,623,448, payroll-related costs of $523,633, stock-based compensation cost of $225,564, and professional fees of $150,736 including legal, accounting, investor relations and other professional fees, depreciation and amortization of intangible assets.

Interest and Other Expenses

During the three months ended December 31, 2023 and 2022, we recognized interest expense of $1,586,388 and $3,031,348, respectively, which included amortization of debt discounts and deferred finance costs of $13,290 and $1,277,016 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous years. During the three months ended December 31, 2023 and 2022 we also incurred a foreign currency gain of $301,741and a loss of $2,229,311, respectively, due to fluctuations in the Euro compared to the US dollar.

Liquidity and Capital Resources

On December 31, 2023, we had cash and cash equivalents of $539,327, and had a working capital deficit of $64,924,990. We have historically funded our operations from proceeds from debt and equity sales, and funds received from operations. Our forecasts for fiscal year 2024 indicate that we will need additional near term funding in order to have sufficient financial resources to satisfy our outstanding debts and to continue to settle our debts as they fall due. We do not have any commitments for equity funding and are reliant on the Revolving Note to fund our operations. Pursuant to the Revolving Note, our Lender is not required to provide us with any specific amount of financing and we are dependent on our Lender agreeing to provide us with future working capital. To the extent our Lender determines not to provide us with additional working capital, we do not believe we will be able to raise alternative funding, and we will not have the ability to settle our current obligations or satisfy our outstanding payables. In such event, we will likely be required to cease operations or seek protection from creditors under applicable bankruptcy laws.

The following is a summary of borrowings outstanding as at December 31, 2023:

				December 31, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Issuance costs	Total	Accrued Interest
	rate	Cur	Local	USD	USD	USD	USD	USD
Senior Note	16.5%	USD	27,500,297	27,500,297	–	–	27,500,297	–
Revolving Note	16.5%	USD	3,704,347	3,704,347	–	–	3,704,347	–
Note due to Aspire	10%	EUR	10,000,000	11,050,000	–	–	11,050,000	2,358,233
Convertible notes	10%	USD	617,500	617,500	–	–	617,500	62,681
Other	0%	USD	675,000	675,000	(102,112)	–	572,888	–
Total borrowings				43,547,144	(102,112)	–	43,445,032	2,420,914

Current							42,872,144	2,420,914
Long-term							572,888	–
Total borrowings							43,445,032	2,420,914

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

On June 28, 2023, based on the approval of the Strategic Alternatives Committee, that committee’s favorable recommendation to the Board, and the Board’s subsequent approval, the Company hired Houlihan Lokey Capital, Inc. (“Houlihan”) as the Company’s exclusive financial advisor to provide financial advisory and investment banking services in connection with one or more of a sale, recapitalization, restructuring or any other financial transactions involving the Company. The continued engagement of Houlihan was required by the Lender during the term of the Forbearance Agreement. On January 31, 2024, the Company and Houlihan agreed to terminate the engagement with approval of the Lender.

Effective on October 1, 2023, the Company, the subsidiaries of the Company and the Lender entered into an amendment number 2 to the Forbearance Agreement (the “Forbearance Amendment No. 2”). The Forbearance Amendment No. 2 extended the Forbearance Date from October 31, 2023 until June 30, 2025, and provides that instead of interest being payable monthly in cash, such interest shall accrue in arrears and can be added to the outstanding principal balance of the Loan. The interest rate on the Loan and the Revolving Note was increased to 16.5% per annum. The Forbearance Amendment No. 2 further adds that the Company’s suspension from trading or failure to be listed on the Nasdaq Capital Market for more than 30 calendar days will constitute a Termination Event under the Forbearance Agreement as amended. On November 11, 2023, Lender provided the Company with an extension of the Nasdaq Capital Market delisting/suspension Termination Event for an additional 40 calendar days up to December 23, 2023, and on December 19, 2023, the Lender provided the Company with an additional extension of 40 days. Effective January 31, 2023, the Lender provided the Company with an additional extension of 90 days. Pursuant to Forbearance Amendment No. 2, the Company agreed that to the extent it receives net proceeds from or in connection with a judgment, settlement or other in or out of court resolution of a commercial tort claim, the Company will: (i) make a prepayment on the Loan or the Revolving Note (discussed below) of 100% of such net proceeds; and (ii) make an additional payment to the Lender equal to 5% of any such net proceeds (prior to the payments set forth in subsection (i)) in excess of $50.0 million.

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

As of December 31, 2023, we have incurred an accumulated deficit of $154,977,817 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $683,698 for the three months ended December 31, 2023, as compared to cash used in operating activities of $1,820,902 for the same period in the prior year. Net cash used in operating activities during the three months ended December 31, 2023, included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services. The decrease in cash used in operations compared to the prior period is due to the Company’s efforts to streamline operations and reduce costs.

Cash used in investing activities

Net cash used in investing activities was $0 during the three months ended December 31, 2023. Net cash used in investing activities was $8,204 for the three months ended December 31, 2022 and was related to the purchase of fixed assets.

Cash used provided by financing activities

Net cash provided by financing activities was $1,900,000 for the three months ended December 31, 2023 due to proceeds from the Revolving Note. Net cash provided by financing activities was $973,965 for the three months ended December 31, 2022 and was related to the settlement of derivative instruments.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

There were no changes to our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Our current operations are dependent on the market access rights secured with the Aspire acquisition, and if we do not retain these rights or if Aspire do not maintain their rights, we will not be able to operate.

We previously held a Curacao gaming sublicense pursuant to which we could accept wagers from residents of a limited number of jurisdictions, primarily in parts of Asia and South America. Given our focus on pursuing a direct gaming license in Curacao, we allowed our Curacao gaming sub-license to expire without material consequent to our business on January 29, 2024 We intend to pursue a direct license in Curacao in the future, although there is no assurance we will be successful in obtaining such license. We do not believe the loss of our sublicenses will materially affect our operations.

The acquisition of the Aspire B2C business included sublicenses to allow us to operate in several western European markets. We and our operator service platform provider Aspire are required to comply with requirements of each of these licenses to maintain market access. If we and our operator service platform provider Aspire fail to comply with the various regulations, we may be unable to conduct any gaming business in that jurisdiction and our business would be materially harmed. In April 2023, we were notified by Aspire that the gaming regulatory authority in Germany had sent a letter to Aspire stating that Aspire would be required to shut down activity of its gaming operations in Germany until such time as Aspire was otherwise granted a license to operate in Germany. In order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023 and as a result the gaming websites owned by us that operate in Germany were shut down on that date. There is no assurance that similar actions will not be taken by additional jurisdictions in the future.

In order to expand our operations in the future, particularly into the United States and additional European countries, we will need to obtain gaming licenses in such jurisdictions or partner with companies already operating in such jurisdictions. We can provide no assurance that we will be able to obtain future gaming licenses.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Amendment to EBET, Inc. Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Form 8-K filed October 2, 2023)
10.1**	Forbearance Agreement Amendment No. 2 dated October 2, 2023 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.3 of the Form 8-K filed October 2, 2023)
10.2	Amended and Restated Note Conversion Option Agreement dated October 2, 2023 between EBET, Inc. and CP BF Lending, LLC (incorporated by reference to exhibit 10.5 of the Form 8-K filed October 2, 2023)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________

*	Filed herewith.
**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EBET, INC.

Date: February 13, 2024	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 13, 2024	By:	/s/ Matthew Lourie
Matthew Lourie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

