Form 10-Q
period 2024-03-31
EBET, Inc.
filed 2024-05-20
CIK 1829966

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The registrant had 14,979,642 shares of common stock outstanding on May 16, 2024.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ability to successfully integrate our asset acquisitions;

•	our ability to introduce new enhancements to our websites;

•	our ability to obtain additional funding to develop additional services and offerings and to service our debt obligations;

•	our ability to achieve and maintain compliance with the covenants in our credit agreement, security agreement, pledge agreements, forbearance agreement, as amended, related to our debt obligations or to obtain additional waivers of such covenants or extensions of time including but not limited to an extension of the effectiveness of the Termination Event date as defined and set forth in such agreements until we are able to do so;

•	compliance with obligations under intellectual property licenses with third parties;

•	market acceptance of our new offerings;

•	competition from existing online offerings or new offerings that may emerge;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

2

EBET, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

EBET, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2024	2023

ASSETS
Current assets:
Cash	$632,975	$304,709
Accounts receivable, net	552,358	643,254
Prepaid expenses and other current assets	990,331	1,331,201

Total current assets	2,175,664	2,279,164

Long term assets:
Fixed assets, net	94,009	161,213
Intangible assets, net	3,129,951	3,701,609
Goodwill	9,146,237	8,962,652

Total assets	$14,545,861	$15,104,638

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$23,220,066	$22,775,031
Borrowings, current portion	46,097,207	39,252,130
Liabilities to users	821,298	937,948
Total current liabilities	70,138,571	62,965,109

Long-Term Liabilities:
Borrowings, net of current portion	586,472	559,597

Total liabilities	70,725,043	63,524,706

COMMITMENTS AND CONTINGENCIES (Note 6)

Stockholders' deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	–	–
Common Stock; $0.001 par value, 500,000,000 shares authorized ,14,979,642 shares issued and outstanding	14,980	14,980
Additional paid-in capital	103,711,246	103,255,793
Accumulated other comprehensive income (loss)	118,037	(532,401)
Accumulated deficit	(160,023,445)	(151,158,440)
Total stockholders’ deficit	(56,179,182)	(48,420,068)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,545,861	$15,104,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Revenue	$3,522,458	$11,580,490	$7,806,513	$25,988,454
Cost of revenue	(1,869,231)	(6,592,199)	(4,110,696)	(15,110,821)

Gross profit	1,653,227	4,988,291	3,695,817	10,877,633

Operating expenses:
Sales and marketing expenses	1,287,516	2,313,235	3,072,695	6,680,630
Product and technology expenses	164,662	242,035	297,625	536,108
General and administrative expenses	2,125,952	3,397,469	4,785,129	6,780,262
Total operating expenses	3,578,130	5,952,739	8,155,449	13,997,000

Loss from operations	(1,924,903)	(964,448)	(4,459,632)	(3,119,367)

Other expenses:
Interest expense	(1,704,788)	(2,688,077)	(3,291,176)	(5,719,425)
Loss on derivative	–	–	–	(142,187)
Foreign currency gain (loss)	(1,415,937)	(359,150)	(1,114,197)	(2,588,461)
Total other expense	(3,120,725)	(3,047,227)	(4,405,373)	(8,450,073)

Loss before provision for income taxes	(5,045,628)	(4,011,675)	(8,865,005)	(11,569,440)
Provision for income taxes	–	–	–	–

Net loss	(5,045,628)	(4,011,675)	(8,865,005)	(11,569,440)

Preferred stock dividends	–	(1,557,576)	–	(3,094,545)
Net loss attributable to common shareholders	(5,045,628)	(5,569,251)	(8,865,005)	(14,663,985)

Other comprehensive income
Foreign currency translation income	1,139,216	1,329,046	650,438	7,685,156
Total other comprehensive income	1,139,216	1,329,046	650,438	7,685,156

Comprehensive loss	$(3,906,412)	$(4,240,205)	$(8,214,567)	$(6,978,829)

Net loss per common share – basic and diluted	$(0.34)	$(7.60)	$(0.59)	$(22.54)

Weighted average common shares outstanding – basic and diluted	14,979,642	732,923	14,979,642	650,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock			Accumulated Other Compre-
	Number		Number		Additional	hensive
	of		of		paid-in	Income	Accumulated
	Shares	Amount	Shares	Amount	capital	(Loss)	deficit	Total

Balance at September 30, 2023	–	$–	14,979,642	$14,980	$103,255,793	$(532,401)	$(151,158,440)	$(48,420,068)
Stock-based compensation	–	–	–	–	240,828	–	–	240,828
Net loss	–	–	–	–	–	–	(3,819,377)	(3,819,377)
Comprehensive loss	–	–	–	–	–	(488,778)	–	(488,778)
Balance at December 31, 2023	–	–	14,979,642	14,980	103,496,621	(1,021,179)	(154,977,817)	(52,487,395)
Stock-based compensation	–	–	–	–	214,625	–	–	214,625
Net loss	–	–	–	–		–	(5,045,628)	(5,045,628)
Comprehensive income	–	–	–	–		1,139,216	–	1,139,216
Balance at March 31, 2024	–	$–	14,979,642	$14,980	$103,711,246	$118,037	$(160,023,445)	$(56,179,182)

Balance at September 30, 2022	37,700	$38	555,153	$555	$91,957,856	$(7,365,129)	$(62,827,744)	$21,765,576
Stock-based compensation	–	–	692	1	503,104	–	–	503,105
Shares issued for conversion of debt	–	–	20,000	20	299,980	–	–	300,000
Preferred share dividends	–	–	–	–	1,536,969	–	(1,536,969)	–
Net loss	–	–	–	–	–	–	(7,557,765)	(7,557,765)
Comprehensive income	–	–	–	–	–	6,356,110	–	6,356,110
Balance at December 31, 2022	37,700	38	575,845	576	94,297,909	(1,009,019)	(71,922,478)	21,367,026
Common stock issued for cash	–	–	212,418	212	5,921,770	–	–	5,921,982
Stock-based compensation	–	–	1,050	1	377,694	–	–	377,695
Shares issued for conversion of debt	–	–	48,845	49	732,612	–	–	732,661
Preferred share dividends	–	–	–	–	1,557,576	–	(1,557,576)	–
Net loss	–	–	–	–	–	–	(4,011,675)	(4,011,675)
Comprehensive income	–	–	–	–	–	1,329,046	–	1,329,046
Balance at March 31, 2023	37,700	$38	838,158	$838	$102,887,561	$320,027	$(77,491,729)	$25,716,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EBET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	For the Six Months Ended March 31,
	2024	2023

Cash flow from operating activities:
Net loss	$(8,865,005)	$(11,569,440)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, issuance costs	26,875	2,554,317
Amortization of right of use assets	–	77,300
Depreciation and amortization expense	709,437	3,416,330
Stock-based compensation	455,453	880,800
Derivative loss	–	142,187
Foreign exchange gain (loss)	1,114,197	2,588,458
Changes in operating assets and liabilities:
Accounts receivable	103,985	34,400
Prepaid expenses and other current assets	360,424	784,200
Accounts payable and accrued liabilities	2,128,857	(5,695,950)
Current lease liabilities	–	(63,251)
Liabilities to users	(136,278)	(396,672)
Net cash used in operating activities	(4,102,055)	(7,247,321)

Cash flow from investing activities:
Purchase of fixed assets	–	(11,208)
Net cash used in investing activities	–	(11,208)

Cash flow from financing activities:
Proceeds from settlement of derivative instruments	–	973,965
Repayment of senior note	–	(3,000,000)
Proceeds from revolving line of credit	4,000,000	5,921,982
Net cash provided by financing activities	4,000,000	3,895,947

Effect of foreign exchange rates on cash	430,321	1,345,448

NET CHANGE IN CASH	328,266	(2,017,134)
CASH AT BEGINNING OF PERIOD	304,709	5,486,210
CASH AT END OF PERIOD	$632,975	$3,469,076

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$2,017,134
Cash paid for income taxes	$–	$–

Non-cash transactions
Stock issued for conversion of notes payable	$–	$1,032,661
Preferred share dividends	$–	$3,094,545
Increase in borrowings from interest expense	$2,628,078	$–

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity or debt financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. The Company's forecasts for 2024 and beyond indicate that it will need additional funding in order to have sufficient financial resources to continue to settle its debts as they fall due. The Company has taken significant measures in an attempt to increase the profitability of its business in the short term. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. These efforts have also resulted in an increased focus on the Company’s i-gaming business and a significant reduction in the investment of the Company’s esports products and technologies, which resulted in the recognition of an impairment losses on certain goodwill, intangible assets and fixed assets in prior periods. As a result of the Company’s actions as referenced above, it does not expect to launch its esports products in the foreseeable future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company could seek but is unlikely to seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved. The Company has entered into a Fourth Amendment to Credit Agreement (“Amendment No 4.”) pursuant to which, among other items, the maximum available amount of the Revolving Loan was increased to $11.0 million and the Company will largely rely on the availability under this discretionary Revolving Loan to continue operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the unaudited consolidated financial statements are as follows:

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles accepted in the United States (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended March 31, 2024, are not necessarily indicative of the final results that may be expected for the year ended September 30, 2024. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2023 included in our Form 10-K filed with the SEC. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less at the date of purchase. The recorded value of our cash and cash equivalents approximates their fair value. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of March 31, 2024 was $311,337.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded at amortized cost, less any allowance for credit losses. Accounts receivable consists primarily of amounts due from our platform provider. The receivable balance owed to the Company represents the net amount owed to the Company by Aspire related to the strategic agreement for the Company’s i-gaming platform and is stated at historical cost less any allowance for doubtful accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The allowance for credit losses was $0 as of March 31, 2024 and September 30, 2023. The Company’s receivables are all from a single customer as of March 31, 2024 and September 30, 2023.

Intangible Assets

The Company’s intangible assets consist primarily of customer relationships, trademarks and internet domain names. Certain intangible assets have a defined useful life and others are classified as indefinite-lived intangible assets. Intangible assets with a defined useful life are amortized over their estimated useful economic lives on a straight-line basis. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company did not recognize any impairment losses on intangible assets during the six months ended March 31, 2024 and 2023.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. When assessing goodwill for impairment, the Company uses qualitative and if necessary, quantitative methods in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill. The Company also considers its enterprise value and if necessary, discounted cash flow model, which involves assumptions and estimates, including the Company’s future financial performance, weighted average cost of capital and interpretation of currently enacted tax laws.

Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s enterprise value relative to its book value, an unanticipated change in competition of the Company’s market share and a significant change in the Company’s strategic plans. The Company did not recognize any impairment losses on goodwill during the six months ended March 31, 2024 and 2023.

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

Liabilities to Users

The Company records liabilities for user account balances at a given reporting period based on deposits made by players either to the Company or the sales affiliate, less any losses on wagers and payout made to players. Liabilities to users amounts are not required to be backed by cash reserves of the Company. The user balances are maintained by the Company’s third-party platform provider, and the Company has an asset of an equivalent amount included within Prepaid expenses and other current assets on the Company’s unaudited consolidated balance sheets.

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

No single customer accounted for more than 10% of revenue for the three and six months ended March 31, 2024 or 2023. In addition, no disaggregation of revenue is required because all current revenue is generated from gaming revenue.

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

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis. The carrying value of the Company’s cash, accounts receivable, accounts payable and borrowings under its credit facilities and other notes payable approximate their fair value due to the short-term nature of the instruments.

Foreign Currency

The Company’s reporting currency is the U.S. Dollar. Certain subsidiaries of the Company have a functional currency other than the U.S. Dollar, and are translated to the Company’s reporting currency at each reporting date. Non-monetary items are translated at historical rates. Monetary assets and liabilities are translated from British pounds and Euro into U.S. Dollars, at the period-end exchange rate, while foreign currency expenses are translated at the exchange rate in effect on the date of the transaction. The net effect of translation is reflected as other comprehensive income (loss). The gains or losses on transactions denominated in currencies other than an entity’s functional currency are included in the unaudited consolidated statements of operations.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options.” Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for convertible debt instruments is that the equity component is required to be included in the additional paid-in capital section of stockholders’ deficit on the unaudited consolidated balance sheets and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the notes. As a result, the Company is required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible debt to their face amount over the term of the convertible debt. The Company reports higher interest expense in its financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 3 – BORROWINGS

The following is a summary of borrowings outstanding as at March 31, 2024 and September 30, 2023:

	March 31, 2024
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Total	Accrued Interest
	rate	Cur	Local	USD	USD	USD	USD
Senior Note	16.5%	USD	$28,663,302	$28,663,302	$–	$28,663,302	$–
Revolving Note	16.5%	USD	6,005,405	6,005,405	–	6,005,405	–
Note due to Aspire	10%	EUR	10,000,000	10,811,000	–	10,811,000	2,685,373
Convertible notes	10%	USD	617,500	617,500	–	617,500	62,681
Other	0%	USD	675,000	675,000	(88,528)	586,472	–
Total borrowings				$46,772,207	$(88,528)	$46,683,679	$2,748,054

Current						$46,097,207	$2,748,054
Long-term						586,472	–
Total borrowings						$46,683,679	$2,748,054

	September 30, 2023
	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Total	Accrued Interest
	rate	Cur	Local	USD	USD	USD	USD
Senior Note	15.0%	USD	$26,350,630	$26,350,630	$–	$26,350,630	$–
Revolving Note	15.0%	USD	1,690,000	1,690,000	–	1,690,000	–
Note due to Aspire	10%	EUR	10,000,000	10,594,000	–	10,594,000	2,049,029
Convertible notes	10%	USD	617,500	617,500	–	617,500	62,681
Other	0%	USD	675,000	675,000	(115,403)	559,597	–
Total borrowings				$39,927,130	$(115,403)	$39,811,727	$2,111,710

Current						$39,252,130	$2,111,710
Long-term						559,597	–
Total borrowings						$39,811,727	$2,111,710

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

The Senior Note matures in 36 months, provided that the Company may receive two 12-month extensions of the maturity date by paying to the Lender (1) an extension fee equal to 1.0% of the unpaid principal balance of the Loan as of the date of such extension, and (2) all reasonable and documented out-of-pocket fees and expenses paid or incurred by Lender, in each case in connection with the extension request, including but not limited to fees and expenses for appraisals, collateral exams and audits, and legal counsel. The foregoing extension right is subject to, among other items, (i) the Loan not being in default, (ii) the representations and warranties contained in the Credit Agreement being true and correct; and (iii) the Lender granting its written approval thereof in its sole discretion.

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

As of March 31, 2022, the Company had not maintained compliance with the covenants of the Senior Notes and obtained a waiver from its lender which waiver was contingent on the completion of an equity raise of $3.5 million, which was completed in June 2022. In consideration for obtaining a waiver from the compliance with certain covenants, the Company agreed to amend the Senior Notes such that $5,000,000 of the principal loan balance becomes convertible at $107.40 per share commencing after the Company raises the $5,000,000 of common equity (including the foregoing $3.5 million). On February 2, 2023, the conversion option became exercisable upon closing of the offering that generated $6,500,000 of gross proceeds.

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

On October 1, 2023, the Company, the subsidiaries of the Company and the Lender entered into an amendment number 2 to the Forbearance Agreement (the “Forbearance Amendment No. 2”). The Forbearance Amendment No. 2 extended the Forbearance Date from October 31, 2023 until June 30, 2025, and provides that instead of interest being payable monthly in cash, such interest shall accrue in arrears and can be added to the outstanding principal balance of the Loan and Revolving Note. The interest rate on the Loan and the Revolving Note was increased to 16.5% per annum. The Forbearance Amendment No. 2 further adds that the Company’s suspension from trading or failure to be listed on the Nasdaq Capital Market for more than 30 calendar days will constitute a Termination Event under the Forbearance Agreement as amended. On November 11, 2023, Lender provided the Company with an extension of the Nasdaq Capital Market delisting/suspension Termination Event for an additional 40 calendar days up to December 23, 2023, and on December 19, 2023, the Lender provided the Company with an additional extension of 40 days. Effective January 31, 2024, the Lender provided the Company with an additional extension of 90 days. Pursuant to Forbearance Amendment No. 2, the Company agreed that to the extent it receives net proceeds from or in connection with a judgment, settlement or other in or out of court resolution of a commercial tort claim, the Company will: (i) make a prepayment on the Loan or the Revolving Note (discussed below) of 100% of such net proceeds; and (ii) make an additional payment to the Lender equal to 5% of any such net proceeds (prior to the payments set forth in subsection (i)) in excess of $50.0 million.

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

On January 9, 2024, the Company, the subsidiaries of the Company and the Lender entered into a Third Amendment to Credit Agreement (the “Amendment No. 3”). The Amendment No. 3 increased the maximum available amount of the Revolving Loan from $4.0 million to $6.5 million and provided such additional loan availability under a use of proceeds that including working capital as well as funding for litigation matters, materially including the Company’s litigation against Aspire. In connection with entering into Amendment No. 3, the Company and the Lender entered in a second amended and restated note conversion option agreement (the “Conversion Agreement”), pursuant to which the Company agreed that the Lender shall have the right to convert the principal balance and accrued interest under the Loan and Revolving Note into shares of Company common stock at a conversion price of $0.116 per share (subject to adjustment for stock splits, stock dividends and other similar events). The foregoing conversion price is subject to future adjustment to the lowest price per share referenced in any equity related instrument the Company issues to any other person until the Lender has exercised its conversion rights. Pursuant to the Conversion Agreement, the Lender is prohibited from converting its debt to the extent that such conversion would result in the number of shares of common stock beneficially owned by Lender and its affiliates exceeding 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the conversion, which percentage may be increased or decreased at the holder’s election provided any adjustment would not become effective for 61 days. The Company agreed to file a resale registration statement providing for the resale by the Lender of the shares of common stock that may be received upon the foregoing conversion within 30 calendar days of the Lender’s request, and to use commercially reasonable efforts to cause such registration statement to become effective within 90 days of such request. To the extent that the Company does not have sufficient authorized shares of common stock to allow for the full conversion permitted by the Conversion Agreement, upon the Lender’s request, the Company will be required to use its reasonable best efforts to obtain approval of an increase in the Company's authorized shares from its shareholders. During any period of time that the Company does not have sufficient authorized shares to allow for the full conversion permitted by the Conversion Agreement, the Company will be prohibited from issuing any shares of common stock or common stock equivalents. As a result of Amendment No. 3, the exercise price of the warrants issued to the holders of Preferred Stock was reset to $0.116 per share.

As a result of the event of default on the Senior Note during the fiscal year ended September 30, 2023, the Company amortized all remaining debt discount and debt issuance costs associated with the Senior Note.

On April 12, 2024, the parties entered into a Fourth Amendment to Credit Agreement (“Amendment No 4.”) pursuant to which, among other items, the maximum available amount of the Revolving Loan was increased to $11.0 million. Pursuant to Amendment No. 4, the Company acknowledged that due to the issuance of an arbitration award against the Company on or about January 5, 2024, a Termination Event had occurred under the Forbearance Agreement (“Termination Event”). However, the Lender has agreed in Amendment No. 4 that such Termination Event effectiveness was postponed until the earlier of June 17, 2024 or the date of another Termination Event unless otherwise waived or modified by mutual agreement.

On May 2, 2024, the Company, the subsidiaries of the Company and the Lender entered into Forbearance Agreement Amendment No. 3 (the “Forbearance Amendment No. 3”). The Forbearance Amendment No. 3 acknowledges the Company’s suspension from trading or failure to be listed on the Nasdaq Capital Market for more than 30 calendar days, the issuance of an arbitration award against the Company on or about January 5, 2024 and certain failures to maintain good standing of certain subsidiary entities each being a Termination Event under the Forbearance Agreement, as amended. The Forbearance Amendment No. 3 postpones the effectiveness of the Termination Event to the earlier to occur of June 17, 2024 or the occurrence of another event of default.

During the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $0 and $1,264,933, respectively, from the amortization debt discount and debt issuance costs related to the Senior Note. During the six months ended March 31, 2024 and 2023, the Company recognized interest expense of $0 and $2,529,866, respectively, from the amortization debt discount and debt issuance costs related to the Senior Note. There was no unamortized debt discount and debt issuance costs associated with the Senior Note as of March 31, 2024.

Note due to Aspire

In connection with the acquisition of aspire in October 2021, the Company entered into a €10,000,000 unsecured subordinated Promissory Note with the seller (the “Note”). The Note provides for an interest rate of 10% per annum. The maturity date of the Note will be the earlier of that date which is four years from the issuance date or a liquidity event. The Note will require repayment of the principal amount plus any accrued interest in three equal installments, payable annually starting on the second anniversary after issuance. No interest payment shall be due until that date which is the last day of the end of the second-year anniversary of issuance should the Note remain unpaid at such time. Should the Note remain unpaid at the second-year anniversary, the total accrued interest due at that time shall be paid at the second-year anniversary for accrued interest for the period from the issuance date through the second-year anniversary date. Thereafter, and on each annual anniversary date thereafter, the interest due for the prior annual period shall be paid. Notwithstanding the foregoing, if the Company owes greater than $15,000,000 under the Credit Agreement, then the parties agree that the Company shall repay any principal amount plus any accrued interest due through the issuance of Company common stock in lieu of any cash payment and the amount of said common stock shares to be issued by the Company shall be determined by using the Conversion Price as defined below. Should an event of default occur on the Note, then at the election of Aspire, either (i) the Operator Services Agreement will be amended such that the fees payable shall increase by 5% during the continuation of the event of default, or (ii) Aspire may elect to convert the entire outstanding principal amount plus any accrued interest into shares of common stock of the Company at a price per share based on the weighted-average per-share price for the ten trading days prior to the date of the occurrence of the event of default (“Conversion Price”). In no event shall the Conversion Price be lower than $540.00 per share (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof) and the total maximum number of shares of common stock that may be issued to Aspire upon any such conversion in the aggregate shall be 21,667 shares (as adjusted for stock splits, stock dividends, or similar events occurring after the date hereof). As a result of the default on the Senior Note and the Forbearance Agreement described above, a potential event of default exists pursuant to the terms of the Note, and as such has classified all principal and interest as a current liability.

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

The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital. The fair value of the warrants at the grant date was estimated using a Black-Scholes model and the following assumptions: 1) volatility of approximately 85% based on a peer group of companies; 2) dividend yield of 0%; 3) risk-free rate of 0.26%; and 4) an expected term of five years. The $2,100,000 debt discount will be amortized through the maturity date of the convertible notes payable. During the year months ended September 30, 2021, a total of $187,500 of principal was converted into 12,500 shares of common stock. During the year ended September 30, 2022, a total of $305,609 of principal and $106,891 of accrued interest was converted into 27,500 shares of common stock. During the year ended September 30, 2023, a total of $989,391 of principal and $138,266 of accrued interest was converted into 75,179 shares of common stock. As of March 31, 2024 and September 30, 2023, the outstanding principal and accrued interest balance of the convertible notes was $617,500 and $62,681, respectively.

During the three months ended March 31, 2024, the Company recorded a charge of $26,875 and $24,451, respectively, in the accompanying consolidated statement of operations from the amortization of its debt discount related to the convertible notes payable and other liabilities described above. During the six months ended March 31, 2024 the Company recorded a charge of $26,875 and $24,451, respectively for amortization of debt discount.

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

Preferred Stock

On October 1, 2021, in connection with the acquisition of the B2C segment of Aspire Global plc, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”). Pursuant to the Subscription Agreements, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such Investors , an aggregate of 37,700 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000 per share, for aggregate gross proceeds of $37,700,000 (the “Private Placement”). For each share of Preferred Stock issued, the Company issued the Investor a warrant to purchase 150% of the shares of Company common stock initially underlying the Preferred Stock (the “Warrants”).

During the year ended September 30, 2023, the Preferred Stock was fully converted by the holders. There were no shares of Preferred Stock outstanding as of March 31, 2024 and September 30, 2023.

The Warrants are exercisable and expire on the fifth anniversary thereafter. The Warrants were initially to be exercisable at an exercise price of $900 per share, provided that the exercise price is subject to anti-dilution protection upon any subsequent transaction at a price lower than the exercise price then in effect. Notwithstanding the foregoing anti-dilution provision, in connection with the $3.5 million offering completed in June 2022, the exercise price was reduced to $45.00. In February 2023, the warrants exercise price was reset to $30.60 in connection with the February 2023 equity financing. As a result of Amendment No. 3 to the Credit Agreement, the exercise price of the warrants issued to the holders of Preferred Stock was reset to $0.116 per share on January 9, 2024. The Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the ordinary shares underlying the Warrants.

The holders of the Warrants will not have the right to exercise any portion of the Warrants to the extent that, after giving effect to such conversion, such holder (together with certain related parties) would beneficially own in excess of 4.99% of the Company’s common stock outstanding immediately after giving effect to such conversion or exercise.

Warrants

As discussed above, the Company has issued common stock warrants in connection with its fundraising activities to preferred shareholders, its lender and convertible notes issued during previous years. The following table summarizes warrant activity during the six months ended March 31, 2024:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2023	435,491	$122.04	3.91
Granted	–	–	–
Cancelled	(77,082)	508.50	2.91
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2024	358,409	$32.88	3.57
Exercisable at March 31, 2024	358,409	$32.88	3.57

At March 31, 2024, the outstanding and exercisable common stock warrants had an aggregate intrinsic value of $3,549.

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

The number of shares of the common stock that may be issued under the 2020 Plan is 5,000,000. As of March 31, 2024, the Company had awarded a total 45,841 shares under the 2020 Plan, with 204,159 remaining under the 2020 Plan.

Common Stock Awards

The Company has awarded restricted stock units and shares of common stock to various employees, consultants and officers under the 2020 Plan. The majority of these awards will vest equally over terms of up to four years. At March 31, 2024, the Company had 6,974 restricted stock units in issuance.

During the three months ended March 31, 2024 and 2023, the Company recognized a total of $170,549 and $310,135, respectively of stock-based compensation expense related to common stock awards. During the six months ended March 31, 2024 and 2023, the Company recognized a total of $341,097 and $682,925, respectively of stock-based compensation expense related to common stock awards and expects to recognize additional compensation cost of $1,354,434 upon vesting of all awards.

Options

The following table summarizes option activity during the six months ended March 31, 2024:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at September 30, 2023	20,287	$113.55	5.37
Granted	–	–	–
Cancelled	(275)	671.10	7.69
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2024	20,012	$105.88	4.83
Exercisable at March 31, 2024	19,328	$86.52	4.75

During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $45,953 and $67,560, respectively, related to common stock options awarded. During the six months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $114,357 and $197,875, respectively, related to common stock options awarded. The exercisable common stock options had no intrinsic value as of March 31, 2024. The Company expects to recognize an additional $217,775 of compensation cost related to stock options expected to vest.

NOTE 5 – LONG-LIVED ASSETS

Fixed Assets

The Company’s fixed assets consisted of the following as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Software	$270,275	$264,850
Furniture and fixtures	396,178	388,226
Total fixed assets	666,453	653,076
Accumulated depreciation	(572,444)	(491,863)
Fixed assets, net	$94,009	$161,213

Depreciation expense was $35,705 and $61,283 for the three months ended March 31, 2024 and 2023, respectively and $71,085 and $85,922 for the six months ended March 31, 2024 and 2023, respectively.

Intangible Assets – Aspire b2C Acquisition

The Company acquired intangible assets as part of the Aspire B2C Business Acquisition in November 2021. The acquired intangibles consisted of the following as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Trademarks and tradenames, indefinite lives	$2,255,269	$2,210,000
Trademarks and tradenames, three year lives	4,625,881	4,533,030
Other	12,278	12,693
Total acquired intangibles	6,893,428	6,755,723
Accumulated amortization	(3,763,477)	(3,054,114)
Acquired intangible assets, net	$3,129,951	$3,701,609

The Karamba trademarks and tradenames represent approximately 75% of the total of the acquired intangibles and have an indefinite useful life. The remaining trademarks and tradenames and customer relationships are amortized over an estimated useful life of three years. Amortization expense on the Aspire intangible assets was $324,768 and $1,706,960, respectively, for the three months ended March 31, 2024 and 2023 and was $638,352 and $3,330,408, respectively, for the six months ended March 31, 2024 and 2023.

Amortization for the years ended September 30, 2024 and 2025 is expected to be approximately $1,340,598 and $220,366, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Financial Advisor’s Claims and Award

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor (collectively the “Claims”). On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The Statement of Claim alleged damages of $5.7 million and sought a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. On August 4, 2022, EBET, Inc. counterclaimed against Boustead Securities, LLC for tortious interference with prospective economic advantage and demanded damages and attorneys’ fees in an amount to be determined. Boustead Securities, LLC’s current Second Amended Statement of Claim, filed on May 24, 2023, alleges $12 million in damages and no longer seeks declaratory relief. In response to Boustead Securities, LLC’s Second Amended Statement of Claim, the Company maintains its counterclaim and all affirmative defenses previously asserted. The arbitration occurred on November 6, 2023 and ended on November 8, 2023. On January 5, 2024, the arbitration panel awarded the Advisor $15.2 million in damages and attorneys’ fees. The Advisor has filed a petition to confirm the Award in the Superior Court of the State of California in the County of Los Angeles and the Company has since filed a Motion to Vacate the Award. The Company has accrued the awarded amounts in the accompanying unaudited consolidated balance sheets, included in accounts payable and accrued liabilities during the year ended September 30, 2023.

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

On September 28, 2023, EBET, Inc. filed a lawsuit in the State of Nevada against Aspire Global PLC, AG Communications and affiliated entities asserting damages in an amount of no less than 65,000,000 Euro plus punitive and other damages proven at trial (“Aspire Litigation”) and including causes of action against Aspire and the other defendants for fraud and material breach of the Share Purchase Agreement whereon the Company had acquired the i-gaming B2C assets including the Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP domains, sites, player database and other related assets and also related to the operator service agreements and Promissory Note entered concurrent with the closing of the Share Purchase Agreement. On November 7, 2023, Aspire and the other defendants removed the subject matter to the United States District Court for the District of Nevada. On December 12, 2024, Aspire filed a Motion to Dismiss our Complaint in the matter and on January 9, 2024 we filed an Opposition to Aspire’s Motion to Dismiss. On February 23, 2024, EBET, Inc. filed a Motion for Leave to File a First Amended Complaint, which included a proposed First Amended Complaint that added Neogames S.A. and NeoGames Connect S.a.r.l. as defendants. On May 8, 2024, the United States District Court for the District of Nevada granted EBET, Inc.’s Motion for Leave to File its First Amended Complaint. EBET, Inc. subsequently filed its First Amended Complaint on May 13, 2024.The Aspire Litigation is material to the Company and the result of such litigation is highly likely to have a material impact on the Company going forward.

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

NOTE 7 – LOSS PER COMMON SHARE

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

The following common shares issuable under various instruments were excluded from the calculation of diluted net loss per share due to their antidilutive effect:

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Preferred Stock	–	53,947	–	53,947
Stock Options	20,012	39,858	20,012	39,858
Warrants	358,408	435,460	358,408	435,460
Convertible Debt	45,346	51,678	45,346	51,678
Total	423,766	580,943	423,766	580,943

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Numerator:
Net loss	$(5,045,628)	$(4,011,675)	$(8,865,005)	$(11,569,440)
Preferred stock dividends	–	(1,557,576)	–	(3,094,545)
Net loss attributable to common stockholders	$(5,045,628)	$(5,569,251)	$(8,865,005)	$(14,663,985)

Denominator:
Basic and diluted weighted average common shares	14,979,642	732,923	14,979,642	650,709
Basic and diluted net loss per common share	$(0.34)	$(7.60)	$(0.59)	$(22.54)

NOTE 8 – TRANSACTION WITH RELATED PARTIES

The Company engaged a firm owned by Matthew Lourie, the Company’s Chief Financial Officer to provide financial reporting services.

For the three months ended March 31, 2024 and 2023, the Company incurred consulting fees of $16,381 and $18,988, respectively and $36,110 and $41,051 for the six months ended March 31, 2024 and 2023, respectively, included in general and administrative expenses on the unaudited consolidated statements of operations.

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

On April 27, 2023, the Company was notified by its gaming platform operator services provider Aspire that the gaming regulatory authority in Germany had sent a letter received by Aspire on April 25, 2023 stating that Aspire would be required to shut down activity of its gaming operations in Germany effective as of 10 days from receipt of said letter until such time as Aspire was otherwise granted a license to operate in Germany. Aspire informed the Company that although it sought an extension of the requested shutdown deadline, it was not successful in receiving an extension of time and/or any form of other relief from this request. In order to meet the subject German regulator requirement, Aspire shut down its activities in Germany on May 7, 2023 and as a result the gaming websites owned by the Company that operate in Germany were shut down on that date.  During the years ended September 30, 2023 and 2022, revenue generated in German markets was $9,686,372 and $17,555,683, respectively.  During the same periods gross profit contributed from the German markets was $2,775,605 and $3,741,443, respectively.

Results of Operations for the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

 Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended March 31,
	2024		2023
	$	%	$	%

Revenue	$3,522,458	100%	$11,580,490	100%
Cost of revenue	(1,869,231)	-53%	(6,592,199)	-57%

Gross profit	1,653,227	47%	4,988,291	43%

Operating expenses:
Sales and marketing expenses	1,287,516	37%	2,313,235	20%
Product and technology expenses	164,662	5%	242,035	2%
General and administrative expenses	2,125,952	60%	3,397,469	29%
Total operating expenses	3,578,130	102%	5,952,739	51%

Income (loss) from operations	(1,924,903)	-55%	(964,448)	-8%

Other expenses:
Interest expense	(1,704,788)	-48%	(2,688,077)	-23%
Foreign currency loss	(1,415,937)	-40%	(359,150)	-3%
Total other expense	(3,120,725)	-88%	(3,047,227)	-26%

Income (loss) before provision for income taxes	(5,045,628)	-143%	(4,011,675)	-35%
Provision for income taxes	–	0%	–	0%

Net loss	$(5,045,628)	-143%	$(4,011,675)	-35%

Revenue

For the three months ended March 31, 2024, we generated $3,522,458 in revenue compared to $11,580,490 in revenue during the three months ended March 31, 2023. The decrease in revenue in the three months ended March 31, 2024, when compared with the same period in the prior year, was driven by the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts have been curtailed, which have adversely impacted revenue growth since the restructuring. The current period revenue was also impacted by the loss of the Company’s German business which occurred in April 2023, which represented approximately $3.6 million of revenue for the three months ended March 31, 2023.

Cost of Revenue

During the three months ended March 31, 2024, cost of revenue was $1,869,231 as compared with $6,592,199 in the same period in the prior year. The decrease in cost of revenue is due primarily to the loss of the Company’s German business which occurred in April 2023 and the Company’s restructuring of the business described above, and consists of third-party costs associated with the betting software platform and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $1,287,516 for the three months ended March 31, 2024 compared to $2,313,235 for the three months ended March 31, 2023, a decrease of $1,025,719. The decrease in sales and marketing expense is primarily driven by the revenue volume declines described above. Sales and marketing expenses for the three months ended March 31, 2024 also included $70,650 of stock-based compensation costs to employees and consultants and payroll-related costs of $196,474. Sales and marketing expenses for the three months ended March 31, 2023 also included $153,148 of stock-based compensation costs to employees and consultants and payroll-related costs of $333,434. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $164,662 for the three months ended March 31, 2024 compared to $242,035 for the three months ended March 31, 2023, a decrease of 77,373. The decrease is due to decreased spending related to development of the Company’s sites. Product and technology expenses for the three months ended March 31, 2024, included payroll-related costs of $98,205, stock-based compensation of $10,437 and other development costs of $41,510 consisting primarily of consulting and other development costs. Product and technology expenses for the three months ended March 31, 2023, included payroll-related costs of $176,619, stock-based compensation of $17,660 and other development costs of $47,756 consisting primarily of consulting and other development costs.

General and Administrative Expense

General and administrative expense was $2,125,952 for the three months ended March 31, 2024, as compared to $3,397,469 for the same period in the prior year. General and administrative expense for the three months ended March 31, 2024 included depreciation and amortization of intangible assets of $360,493, payroll-related costs of $546,210, stock-based compensation cost of $133,538, consulting, professional fees and restructuring costs of $826,522 including legal, accounting, investor relations and other professional fees,. General and administrative expenses for the three months ended March 31, 2023 included amortization of intangible assets of $1,706,960, payroll-related costs of $474,704 and stock-based compensation cost of $206,886.

Interest and Other Expenses

During the three months ended March 31, 2024 and 2023, we recognized interest expense of $1,704,788 and $2,688,077, respectively, which included amortization of debt discounts and deferred finance costs of $13,585 and $1,277,016 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous years. During the three months ended March 31, 2024 and 2023 we also incurred a foreign currency loss of $1,415,937 and $359,150, respectively, due to fluctuations in the Euro and British pound compared to the US dollar.

Results of Operations for the Six Months Ended March 31, 2024 compared to the Six Months Ended March 31, 2023

 Results of operations in dollars and as a percentage of net revenue were as follows:

	Six Months Ended March 31,
	2024		2023
	$	%	$	%

Revenue	$7,806,513	100%	$25,988,454	100%
Cost of revenue	(4,110,696)	-53%	(15,110,821)	-58%

Gross profit	3,695,817	47%	10,877,633	42%

Operating expenses:
Sales and marketing expenses	3,072,695	39%	6,680,630	26%
Product and technology expenses	297,625	4%	536,108	2%
General and administrative expenses	4,785,129	61%	6,780,262	26%
Total operating expenses	8,155,449	104%	13,997,000	54%

Income (loss) from operations	(4,459,632)	-57%	(3,119,367)	-12%

Other expenses:
Interest expense	(3,291,176)	-42%	(5,719,425)	-22%
Loss on derivative instruments	–	0%	(142,187)	-1%
Foreign currency loss	(1,114,197)	-14%	(2,588,461)	-10%
Total other expense	(4,405,373)	-56%	(8,450,073)	-33%

Income (loss) before provision for income taxes	(8,865,005)	-114%	(11,569,440)	-45%
Provision for income taxes	–	0%	–	0%

Net loss	$(8,865,005)	-114%	$(11,569,440)	-45%

Revenue

For the six months ended March 31, 2024, we generated $7,806,513 in revenue compared to $25,988,454 in revenue during the six months ended March 31, 2023. The decrease in revenue in the six months ended March 31, 2024, when compared with the same period in the prior year, was driven by the Company’s restructuring of the business to improve its immediate profitability, certain inefficient sales and marketing efforts have been curtailed, which have adversely impacted revenue growth since the restructuring. The current period revenue was also impacted by the loss of the Company’s German business which occurred in April 2023, which represented approximately $8.3 million of revenue for the six months ended March 31, 2023.

Cost of Revenue

During the six months ended March 31, 2024, cost of revenue was $4,110,696 as compared with $15,110,821 in the same period in the prior year. The decrease in cost of revenue is due primarily to the loss of the Company’s German business which occurred in April 2023 and the Company’s restructuring of the business described above, and consists of third-party costs associated with the betting software platform and gaming taxes.

Sales and Marketing Expense

Sales and marketing expense was $3,072,695 for the six months ended March 31, 2024 compared to $6,680,630 for the six months ended March 31, 2023, a decrease of $3,607,935. The decrease in sales and marketing expense is primarily driven by the revenue volume declines described above. Sales and marketing expenses for the six months ended March 31, 2024 also included $145,050 of stock-based compensation costs to employees and consultants and payroll-related costs of $435,691. Sales and marketing expenses for the six months ended March 31, 2023 also included $378,712 of stock-based compensation costs to employees and consultants and payroll costs of $706,529. We expect sales and marketing expenses to increase in future periods as our marketing campaigns increase in both number and volume.

Product and Technology Expense

Product and technology expense was $297,625 for the six months ended March 31, 2024 compared to $536,108 for the six months ended March 31, 2023, a decrease of $238,483. The decrease is due to decreased spending related to development of the Company’s sites. Product and technology expenses for the six months ended March 31, 2024, included payroll-related costs of $98,205, stock-based compensation of $23,856 and other development costs of $97,530 consisting primarily of consulting and other development costs. Product and technology expenses for the six months ended March 31, 2023, included payroll-related costs of $343,551, stock-based compensation of $61,231 and other development costs of $131,326 consisting primarily of consulting and other development costs.

General and Administrative Expense

General and administrative expense was $4,785,129 for the six months ended March 31, 2024, as compared to $6,780,262 for the same period in the prior year. General and administrative expense for the six months ended March 31, 2024 included depreciation and amortization of intangible assets of $709,437, payroll-related costs of $1,003,402, stock-based compensation cost of $286,547, consulting, professional fees and restructuring costs of $2,327,867 including legal, accounting, investor relations and other professional fees. General and administrative expense for the six months ended March 31, 2023 included amortization of intangible assets of $3,330,408, payroll-related costs of $725,263 and stock-based compensation cost of $440,854. Other general and administrative expenses of $2,283,737 primarily consisted of legal, accounting, investor relations and other professional fees, The decline in payroll costs is a result of the Company’s efforts to reduce headcount and streamline operations.

Interest and Other Expenses

During the six months ended March 31, 2024 and 2023, we recognized interest expense of $3,291,176 and $5,719,425, respectively, which included amortization of debt discounts and deferred finance costs of $26,875 and $2,554,317 related to the Senior Notes issued to acquire the Aspire business, and convertible debt issued to acquire certain intangible assets in the previous years. During the six months ended March 31, 2024 and 2023 we also incurred foreign currency losses of $1,114,197 and a loss of $2,588,461, respectively, due to fluctuations in the Euro and British pound compared to the US dollar.

Liquidity and Capital Resources

On March 31, 2024, we had cash of $632,975 and had a working capital deficit of $67,962,907. We have historically funded our operations from proceeds from debt and equity sales, and funds received from operations. Our forecasts for fiscal year 2024 indicate that we will need additional near term funding in order to have sufficient financial resources to satisfy our outstanding debts and to continue to settle our debts as they fall due. We do not have any commitments for equity funding and are reliant on the Revolving Note to fund our operations. Pursuant to the Revolving Note, our Lender is not required to provide us with any specific amount of financing and we are dependent on our Lender agreeing to provide us with future working capital. To the extent our Lender determines not to provide us with additional working capital, we do not believe we will be able to raise alternative funding, and we will not have the ability to settle our current obligations or satisfy our outstanding payables. In addition, on April 12, 2024 we acknowledged that due to the issuance of an arbitration award against us in January 2024, a Termination Event had occurred under the Forbearance Agreement we have with the Lender. However, the Lender agreed that such Termination Event would not take effect until the earlier of June 17, 2024 or the date of another Termination Event unless otherwise waived or modified by mutual agreement. As such, we believe that as of June 17, 2024, we will be in default on approximately $34.7 million to our Lender unless the Lender chooses to provide us with a further extension of the effectiveness of the Termination Event or we are able to source other funds to satisfy such debt, neither of which we believe will occur. In such event, our Lender may foreclose on all or substantially all of our assets and/or subsidiaries equity or we may need to seek protection from creditors under applicable bankruptcy laws.

The following is a summary of borrowings outstanding as at March 31, 2024:

	Contractual Interest		Principal outstanding balance	Principal outstanding balance	Unamortized debt discount	Total	Accrued Interest
	rate	Cur	Local	USD	USD	USD	USD
Senior Note	16.5%	USD	28,663,302	$28,663,302	–	28,663,302	$–
Revolving Note	16.5%	USD	6,005,405	6,005,405	–	6,005,405	–
Note due to Aspire	10%	EUR	10,000,000	10,811,000	–	10,811,000	2,685,373
Convertible notes	10%	USD	617,500	617,500	–	617,500	62,681
Other	0%	USD	675,000	675,000	(88,528)	586,472	–
Total borrowings				$46,772,207	(88,528)	46,683,679	$2,748,054

Current						46,097,207	$2,748,054
Long-term						586,472	–
Total borrowings						46,683,679	$2,748,054

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

On April 12, 2024, the parties entered into a Fourth Amendment to Credit Agreement (“Amendment No 4.”) pursuant to which, among other items, the maximum available amount of the Revolving Loan was increased to $11.0 million. Pursuant to Amendment No. 4, the Company acknowledged that due to the issuance of an arbitration award against the Company on or about January 5, 2024, a Termination Event had occurred under the Forbearance Agreement (“Termination Event”). However, the Lender has agreed in Amendment No. 4 that that such Termination Event effectiveness was postponed until the earlier of June 17, 2024 or the date of another Termination Event unless otherwise waived or modified by mutual agreement.

On May 2, 2024, the Company, the subsidiaries of the Company and the Lender entered into Forbearance Agreement Amendment No. 3 (the “Forbearance Amendment No. 3”). The Forbearance Amendment No. 3 acknowledges the Company’s suspension from trading or failure to be listed on the Nasdaq Capital Market for more than 30 calendar days, the issuance of an arbitration award against the Company on or about January 5, 2024 and certain failures to maintain good standing of certain subsidiary entities each being a Termination Event under the Forbearance Agreement, as amended. The Forbearance Amendment No. 3 postpones the effectiveness of the Termination Event to the earlier to occur of June 17, 2024 or the occurrence of another event of default. There is no certainty or assurance that the Company will receive another postponement of the Termination Event beyond June 17, 2024 and there is no certainty that the Company will not undergo the occurrence of another event of default prior thereto. As a result there is no certainty that the Company’s Lender will not foreclose on the assets and/or equities of the Company and/or its subsidiaries in the near term.

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain equity or debt financings to continue operations. We have a history of and expect to continue to report negative cash flows from operations and a net loss.  Our forecasts for 2024 and beyond indicate that we will need additional funding in order to have sufficient financial resources to continue to settle our debts as they fall due. We have taken significant measures to increase the profitability of our business in the short term, but we are not currently generating sufficient cash from our operations to settle our debts as they fall due and continue to require near term financing. These actions include optimizing the efficiency of marketing campaigns, reducing the total number of employees and contractors, terminating software and other immaterial contracts as well as generally reducing the operating costs of the business. These efforts have also resulted in an increased focus on our i-gaming business and a significant reduction in the investment of our esports products and technologies, which resulted in the recognition of an impairment loss on certain intangible assets and fixed assets. As a result of our actions as referenced above, we do not expect to launch our esports products in the short or medium term. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

As of March 31, 2024, we have incurred an accumulated deficit of $160,023,445 since inception and have not yet generated any meaningful income from operations.

Cash used in operating activities

Net cash used in operating activities was $4,102,055 for the six months ended March 31, 2024, as compared to cash used in operating activities of $7,247,321 for the same period in the prior year. Net cash used in operating activities during the six months ended March 31, 2024, included payments made for employee costs, professional fees to our consultants, attorneys and accountants for services. The decrease in cash used in operations compared to the prior period is due to the Company’s efforts to streamline operations and reduce costs.

Cash used in investing activities

Net cash used in investing activities was $0 during the six months ended March 31, 2024. Net cash used in investing activities was $11,208 for the six months ended March 31, 2023 and was related to the purchase of fixed assets.

Cash used provided by financing activities

Net cash provided by financing activities was $4,000,000 for the six months ended March 31, 2024 due to proceeds from the Revolving Note. Net cash provided by financing activities was $3,895,947 for the six months ended March 31, 2023 due to the cash received from sale of common stock of $5,921,982, proceeds from settlement of derivatives of $973,965 partially offset by the repayment of $3,000,000 on the Senior Notes.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

There were no changes to our internal control over financial reporting during the six months ended March 31, 2024, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s previous financial advisor, Boustead Securities LLC (“Advisor”) has alleged a breach by the Company over the termination of their engagement and the timing of the payment and amount of the fees owed to the Advisor (collectively the “Claims”). On June 2, 2022, the Advisor named EBET in an arbitration proceeding with Financial Industry Regulatory Authority (“FINRA”) in connection with the Claims. The Statement of Claim alleged damages of $5.7 million and sought a declaration that the Company be required to utilize the Advisor for a certain follow-on offering pursuant to an alleged right of first refusal between the parties. On August 4, 2022, EBET, Inc. counterclaimed against Boustead Securities, LLC for tortious interference with prospective economic advantage and demanded damages and attorneys’ fees in an amount to be determined. Boustead Securities, LLC’s current Second Amended Statement of Claim, filed on May 24, 2023, alleges $12 million in damages and no longer seeks declaratory relief. In response to Boustead Securities, LLC’s Second Amended Statement of Claim, the Company maintains its counterclaim and all affirmative defenses previously asserted. The arbitration occurred on November 6, 2023, ended on November 8, 2023. On January 5, 2024, the arbitration panel awarded the Advisor $15.2 million in damages and attorneys’ fees.  The Advisor has filed a petition to confirm the Award in the Superior Court of the State of California in the County of Los Angeles and we have since filed a Motion to Vacate the Award. The Company has accrued the awarded amounts in the accompanying unaudited consolidated balance sheets.

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

On September 28, 2023, EBET, INC. filed a lawsuit in the State of Nevada against Aspire Global PLC, AG Communications and affiliated entities asserting damages in an amount of no less than 65,000,000 Euro plus punitive and other damages proven at trial (“Aspire Litigation”) and including causes of action against Aspire and the other defendants for fraud, material breach of the Share Purchase Agreement whereon the Company had acquired the i-gaming B2C assets including the Karamba, Hopa, Griffon Casino, BetTarget, Dansk777, and GenerationVIP domains, sites, player database and other related assets and also related to the operator service agreements and Promissory Note entered concurrent with the closing of the Share Purchase Agreement, and other causes of action.   On November 7, 2023, Aspire and the other defendants removed the subject matter to the United States District Court for the District of Nevada. On December 12, 2024, Aspire filed a Motion to Dismiss our Complaint in the matter and on January 9, 2024 we filed an Opposition to Aspire’s Motion to Dismiss. On February 23, 2024, EBET, Inc. filed a Motion for Leave to File a First Amended Complaint, which included a proposed First Amended Complaint that added Neogames S.A. and NeoGames Connect S.a.r.l. as defendants. On May 8, 2024, the United States District Court for the District of Nevada granted EBET, Inc.’s Motion for Leave to File its First Amended Complaint. EBET, Inc. subsequently filed its First Amended Complaint on May 13, 2024.The Aspire Litigation is material to the Company and the result of such litigation is highly likely to have a material impact on the Company going forward.

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

In April 2024 we incurred a Termination Event under our Forbearance Agreement, which Termination Event will take effect on June 17, 2024, unless extended by the Lender, and pursuant to which the Lender could declare a default of the Credit Agreement wherein we would be required to immediately repay the amounts due under the Credit Agreement.

On April 12, 2024, we acknowledged that due to the issuance of an arbitration award against us in January 2024, a Termination Event had occurred under the Forbearance Agreement we have with the Lender. However, the Lender agreed that such Termination Event would not take effect until the earlier of June 17, 2024 or the date of another Termination Event unless otherwise waived or modified by mutual agreement. As such, we believe that as of June 17, 2024, we will be in default on approximately $34.7 million to our Lender unless the Lender chooses to provide us with a further postponement of the Termination Event date or we are able to source other funds to satisfy such debt, of which the sourcing of funds to satisfy the debt is not likely to occur.

The borrowings under the Credit Agreement are secured by a first priority lien on our assets. If we fail to comply with the terms of the Forbearance Agreement, as amended, the Lender could declare an immediate event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, since the borrowings under the Credit Agreement are secured by a first priority lien on our assets, upon such an event of default, the Lender may foreclose on our assets and/or equity of our subsidiaries.

Our current operations are dependent on the market access rights secured with the Aspire acquisition, and if we do not retain these rights or if Aspire does not maintain their rights, we will not be able to operate.

We previously held a Curacao gaming sublicense pursuant to which we could accept wagers from residents of a limited number of jurisdictions, primarily in parts of Asia and South America. Given our focus on pursuing a direct gaming license in Curacao, we allowed our Curacao gaming sub-license to expire without material consequence to our business on January 29, 2024. We intend to pursue a direct license in Curacao in the future, although there is no assurance we will be successful in obtaining such license. We do not believe the loss of our sublicenses will materially affect our operations.

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

We may incur material expenses or delays in financings or SEC filings due to the dismissal of BF Borgers and our stock price and access to the capital markets may be affected.

As a public company, we are required to file with the SEC financial statements that are audited or reviewed, as applicable, by an independent registered public accountant. Our access to the capital markets and our ability to make timely filings with the SEC will depend on having financial statements audited or reviewed again by a new independent registered public accounting firm. In addition, because the SEC found that BF Borgers deliberately failed to conduct audits and quarterly reviews in accordance with applicable PCAOB standards and fraudulently issued audit reports, we will not be able to rely on BF Borgers to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities. Any negative news about the proceedings against BF Borgers may also adversely affect investor confidence in companies that were previous clients of BF Borgers. All of these factors could materially and adversely affect the market price of our common stock and our ability to access the capital markets.

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

Item 6. Exhibits

Exhibit Number	Description

10.1	Third Amendment to Credit Agreement to Credit Agreement dated January 9, 2024 between EBET, Inc., certain subsidiaries of EBET, Inc., and CP BF Lending, LLC (incorporated by reference to exhibit 10.20 of the Form 10-K filed January 12, 2024)
10.2	Second Amended and Restated Note Conversion Option Agreement dated January 9, 2024 between EBET, Inc. and CP BF Lending, LLC (incorporated by reference to exhibit 10.21 of the Form 10-K filed January 12, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EBET, INC.

Date: May 20, 2024	By:	/s/ Aaron Speach
Aaron Speach Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Matthew Lourie
Matthew Lourie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

